Form 10-Q
period 1996-03-31
FGIC SECURITIES PURCHASE INC
filed 1996-05-08
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C.  20549


			 FORM 10-Q


		      QUARTERLY REPORT


Under Section 13 or 15(d) of the Securities Exchange Act of 1934


	   FOR THE QUARTER ENDED March 31, 1996


		 Commission File No. 0-19564


	     FGIC SECURITIES PURCHASE, INC.
		A Delaware Corporation
       IRS Employer Identification No. 13-3633082
	115 Broadway, New York, New York  10006
	     Telephone - (212) 312-3000


	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
	(2) has been subject to such filing requirements for the past 90 days.


			Yes   X                         No _____



							  Shares Outstanding
Title of Class                                               at May 7, 1996
______________                                            __________________
Common Stock (voting), $10.00 par value                            10



Registrant meets the conditions set forth in general instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.



			FGIC Securities Purchase, Inc.
		(a wholly-owned subsidiary of FGIC Holdings, Inc.)
			Statements of Operations
				(Unaudited)




						  For the Three Months Ended
							    March 31,
						      1996            1995
						   ----------      ----------

Liquidity fee income                                $3,069,843      $2,991,188
Investment income                                        1,414          69,273
						    __________      __________

Total revenues                                       3,071,257       3,060,461

General and administrative
  expenses                                              71,549         200,998
						    __________      __________

Income before provision for income taxes             2,999,708       2,859,463
						    __________      __________

Provision for income taxes:
    Federal                                            970,698         925,751
    State and local                                    224,872         214,460
						    __________      __________

Total provision for income taxes                     1,195,570       1,140,211
						    __________      __________

Net income                                          $1,804,138      $1,719,252
						    __________      __________



	See accompanying notes to interim financial statements.




			  FGIC Securities Purchase, Inc.
		(a wholly-owned subsidiary of FGIC Holdings, Inc.)
				Balance Sheets



ASSETS                                             March 31,     December 31,
						      1996             1995
						  ___________     ____________
						  (Unaudited)
Short-term investments                          $     109,277      $   107,863
Liquidity fees receivable                           2,979,276        2,928,617
Due from affiliates                                15,749,052       12,556,461
Deferred tax asset                                  1,409,655        1,314,773
Other assets                                          323,679          323,679
						  ____________    ____________

	Total assets                              $20,570,939      $17,231,393
						  ____________    ____________


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                       $  526,754      $  353,348
Due to Financial Guaranty Insurance Co.                 39,470          31,069
Commitment fees payable to GE Capital                  510,949         464,729
Accounts payable and accrued expenses                  248,524         231,596
Taxes payable                                       14,750,294      13,459,841
						    __________      __________

	Total liabilities                           16,075,991      14,540,583
						    __________      __________

Stockholder's Equity:

Common stock, par value $10.00 per share;
   10 shares authorized,issued and outstanding             100             100
Retained earnings                                    4,494,848       2,690,710
						    __________      __________

	Total stockholder's equity                   4,494,948       2,690,810
						    __________      __________
	Total liabilities and stockholder's equity $20,570,939     $17,231,393
						   ___________    ___________


	See accompanying notes to interim financial statements.



			    FGIC Securities Purchase, Inc.
		 (a wholly-owned subsidiary of FGIC Holdings, Inc.)
			  Statements of Cash Flows
				  (Unaudited)

						   For the Three Months Ended
							      March 31,
							1996            1995
						    _________       _________
      Operating activities:
      Net income                                   $1,804,138      $1,719,252
	Adjustments to reconcile net
	income to net cash provided by
	operating activities:
	Deferred income tax expense                   (94,882)       (91,379)
	Change in taxes payable                     1,290,453       1,231,590
    Change in due from affiliates           (3,192,591)        134,464
    Change in due to affiliates                  8,401       1,747,712
	   Change in liquidity fees receivable        (50,659)       (912,517)
	   Change in deferred liquidity fee income    173,406          56,778
	   Change in accounts payable
	   and accrued expenses                        16,928        (91,439)
	   Change in commitment fees
	   payable to GE Capital                       46,220          46,622
						   __________      __________

	Cash provided by operating activities           1,414       3,841,083
						   __________       _________

      Financing activities:

	Dividend paid                                    -         (1,500,000)
						   __________     ____________

	Cash used by financing activities                -         (1,500,000)
						   __________     ____________

	Net change in cash and cash equivalents         1,414       2,341,083
						   __________     ____________

	Cash and cash equivalents
	at beginning of period                        107,863      11,001,794
						     ________     ____________

	Cash and cash equivalents
	at end of period                             $109,277     $13,342,877
						    _________     ____________






	       See accompanying notes to interim financial statements.



			  FGIC Securities Purchase, Inc.
	    (a wholly-owned subsidiary of FGIC Holdings, Inc.)
		   Notes to Interim Financial Statements
				March 31, 1996
				 (Unaudited)


(1)     Business
	--------

	FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation
	("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 1996, FGIC-SPI had approximately $2.8 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at March 31, 1996, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)     Significant Accounting Policies
	-------------------------------

	The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three months ended March 31, 1996 and 1995, (b) the financial position at March 31, 1996 and December 31, 1995, and (c) cash flows for the three months ended March 31, 1996 and 1995.

	These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1995 audited financial statements.

	Significant accounting policies are as follows:

	Short Term Investments
	----------------------

	Short-term investments are carried at cost which approximates market value. For purposes of the statements of cash flows, FGIC-SPI considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

	Revenue Recognition
	-------------------

	Fees are paid up-front and in installments. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period.

	Fair Values of Financial Instruments
	------------------------------------

	The carrying amounts of FGIC-SPI's financial instruments, relating primarily to short term investments and liquidity fees, approximate their fair values.

	SEC Registration Fees
	---------------------

	SEC Registration fees are recognized as prepaid assets and are expensed as FGIC-SPI is reimbursed for such fees by issuers as transactions are consummated.

	Reserve for Losses
	------------------

	It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At March 31, 1996, management does not anticipate any losses relative to such arrangements.

	Reclassifications
	-----------------

	Certain prior period balances have been reclassified to conform with the current year presentation.


	(3)     Income Taxes
	-----------------

	Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return in accordance with SFAS No. 109.

			  FGIC Securities Purchase, Inc.
	   (a wholly-owned subsidiary of FGIC Holdings, Inc.)
	Management's Discussion and Analysis of Financial Condition
			 and Results of Operations
				March 31, 1996


	Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. In the first quarter of 1996, FGIC-SPI earned liquidity fees of $3,069,843 compared to $2,911,188 in the first quarter of 1995. FGIC-SPI incurred $71,549 and $200,998 of general and administrative expenses for the month ended March 31, 1996 and 1995, respectively. The reduction in general and administrative expenses is primarily due to a decrease in the number of new facilities closed during the first quarter of 1996. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

			PART II - Other Information



Item 1. Legal Proceedings

	FGIC-SPI is not involved in any pending legal proceedings.


Item 2. Changes in Securities

	Omitted.


Item 3. Defaults on Senior Securities

	None.


Item 4. Submission of Matters to a Vote of Security Holders

	Omitted.


Item 5. Other Information

	None.


Item 6. Exhibits and Reports on Form 8-K

	a)      Exhibits

		None.

	b)      Reports on Form 8-K

		None.

			FGIC Securities Purchase, Inc.


				SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					       FGIC SECURITIES PURCHASE, INC.
					       ______________________________
						       (Registrant)



   May 7, 1996                                 ____________________
					       Ann C. Stern
					       President (principal
					       executive officer)



   May 7, 1996                                 ____________________
					       Christopher Jacobs
					       Treasurer (principal
					       financial and
					       accounting officer)