Form 10-Q/A
period 1996-03-31
FGIC SECURITIES PURCHASE INC
filed 1996-08-13
CIK 880407

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

		Exhibit 27. Financial Data Schedule

	b)      Reports on Form 8-K

		None.

			FGIC Securities Purchase, Inc.


				SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					       FGIC SECURITIES PURCHASE, INC.
					       ______________________________
						       (Registrant)



   August 13, 1996                           ____________________
					       Ann C. Stern
					       President (principal
					       executive officer)



   August 13, 1996                            ____________________
					       Christopher Jacobs
					       Treasurer (principal
					       financial and
					       accounting officer)