Form 10-Q
period 1996-06-30
FGIC SECURITIES PURCHASE INC
filed 1996-08-15
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C.  20549


			 FORM 10-Q


		      QUARTERLY REPORT


Under Section 13 or 15(d) of the Securities Exchange Act of 1934


	   FOR THE QUARTER ENDED June 30, 1996


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


			Yes   X                         No _____



							  Shares Outstanding
Title of Class                                            at August 14, 1996
______________                                            __________________
Common Stock (voting), $10.00 par value                            10



Registrant meets the conditions set forth in general instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.



			FGIC Securities Purchase, Inc.
		(a wholly-owned subsidiary of FGIC Holdings, Inc.)
			Statements of Operations
				(Unaudited)




         		For The Three Months Ended  For The Six Months Ended
	 			 June 30,		     June 30,
	        	   1996		   1995        1996		1995
			----------      ----------  ----------      ----------

Liquidity fee Income	$2,940,090	$3,446,315  $6,009,933	   $6,437,503
Investment Income	     -	            72,894       1,414	      142,167
			__________      __________ ___________     __________
Total Revenues		 2,940,090	 3,519,209   6,011,347	    6,579,670

Gen. & Admin. expenses	    83,100	   257,679     154,649	      458,677
			__________      __________ ___________     __________

Income before provision  2,856,990	 3,261,530   5,856,698	    6,120,993
       for income taxes	__________      __________ ___________     __________


Provisions for
	income taxes
	Federal		   925,408	 1,055,920   1,896,106	    1,981,672
	State and Local    214,380	   244,615     439,252	      459,074
			__________      __________ ___________     __________


Total provisions for     1,139,788	 1,300,535   2,335,358	    2,440,746
	income taxes	__________      __________ ___________     __________


Net income		$1,717,202	$1,960,995  $3,521,340	   $3,680,247
			__________      __________ ___________     __________


	See accompanying notes to interim financial statements.




			  FGIC Securities Purchase, Inc.
		(a wholly-owned subsidiary of FGIC Holdings, Inc.)
				Balance Sheets



ASSETS                                              June 30,    December 31,
						      1996            1995
						  ___________    ____________
						  (Unaudited)
Short-term investments                          $     109,277     $   107,863
Liquidity fees receivable                           2,906,189       2,928,617
Due from affiliates                                18,768,733      12,556,461
Deferred tax asset                                  1,499,346       1,314,773
Other assets                                          323,679         323,679
						  ____________   ____________

	Total assets                              $23,607,224     $17,231,393
						  ____________   ____________




LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                       $  533,510     $  353,348
Due to Financial Guaranty Insurance Co.                 72,440         31,069
Commitment fees payable to GE Capital                  552,829        464,729
Accounts payable and accrued expenses                  256,522        231,596
Taxes payable                                       15,979,773     13,459,841
						    __________     __________

	Total liabilities                           17,395,074     14,540,583
						    __________      __________


Stockholder's Equity:

Common stock, par value $10.00 per share;
   10 shares authorized,issued and outstanding             100            100
Retained earnings                                    6,212,050      2,690,710
						    __________     __________

	Total stockholder's equity                   6,212,050      2,690,810
						    __________      __________
	Total liabilities and stockholder's equity $23,607,224    $17,231,393
						   ___________    ___________


	See accompanying notes to interim financial statements.



			    FGIC Securities Purchase, Inc.
		 (a wholly-owned subsidiary of FGIC Holdings, Inc.)
			  Statements of Cash Flows
				  (Unaudited)

						   For the Six Months Ended
							     June 30,
							1996            1995
						    _________       _________
      Operating activities:
      Net income                                   $3,521,340      $3,680,247
	Adjustments to reconcile net
	income to net cash provided by
	operating activities:
	Deferred income tax expense                  (184,573)       (210,236)
	Change in taxes payable                     2,519,932       2,650,983
	   Change in due from affiliates           (6,212,272)       (365,536)
	   Change in due to affiliates                 41,371         294,591
	   Change in liquidity fees receivable         22,428     (1,337,535)
	   Change in deferred liquidity fee income    180,162         162,367
           Change in Other Assets				      (70,000)
	   Change in accounts payable
	   and accrued expenses                        24,926         (83,248)
	   Change in commitment fees
	   payable to GE Capital                       88,100         141,601
						   __________      __________

	Cash provided by operating activities           1,414       4,863,234
						   __________       _________

      Financing activities:

	Dividend paid                                    -         (2,500,000)
						   __________     ____________

	Cash used by financing activities                -         (2,500,000)
						   __________     ____________

	Net change in cash and cash equivalents         1,414       2,363,234
						   __________     ____________

	Cash and cash equivalents
	at beginning of period                        107,863      11,001,794
						     ________     ____________

	Cash and cash equivalents
	at end of period                             $109,277     $13,365,028
						    _________     ____________






	       See accompanying notes to interim financial statements.



			  FGIC Securities Purchase, Inc.
	    (a wholly-owned subsidiary of FGIC Holdings, Inc.)
		   Notes to Interim Financial Statements
				June 30, 1996
				 (Unaudited)


(1)     Business
	--------

	FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation
	("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30, 1996, FGIC-SPI had approximately
	$2.8 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at June 30, 1996, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)     Significant Accounting Policies
	-------------------------------

	The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the six months ended June 30, 1996 and 1995, (b) the financial position at June 30, 1996 and December 31, 1995, and (c) cash flows for the six months ended June 30, 1996 and 1995.

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

			  FGIC Securities Purchase, Inc.
	   (a wholly-owned subsidiary of FGIC Holdings, Inc.)
	Management's Discussion and Analysis of Financial Condition
			 and Results of Operations
				June 30, 1996

	Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the six months ended June 30, 1996, FGIC-SPI earned liquidity fees of $6,009,933 compared to $6,437,503 for the six months ended 1995. FGIC-SPI incurred $154,649 and $458,677 of general and administrative expenses for the six months ended June 30, 1996 and 1995, respectively. The reduction in general and administrative expenses is primarily due to a decrease in the number of new facilities closed during 1996. The expenses incurred primarily include fees associated with establishing the liquidity facilities.


	Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the second quarter of 1996, FGIC-SPI earned liquidity fees of $2,940,090 compared to $3,446,315 for the three months ended June 30, 1995. FGIC-SPI incurred $83,100 and $257,679 of general and administrative expenses for the three months ended June 30, 1996 and 1995, respectively. The reduction in general and administrative expenses is primarily due to a decrease in the number of new facilities closed during the second quarter of 1996. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

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


					       FGIC SECURITIES PURCHASE, INC.
					       ______________________________
						       (Registrant)



   August 14, 1996                           ____________________
					       Ann C. Stern
					       President (principal
					       executive officer)



   August 14, 1996                            ____________________
					       Christopher Jacobs
					       Treasurer (principal
					       financial and
					       accounting officer)