Form 10-Q
period 1996-09-30
FGIC SECURITIES PURCHASE INC
filed 1996-11-14
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C.  20549


			 FORM 10-Q


		      QUARTERLY REPORT


Under Section 13 or 15(d) of the Securities Exchange Act of 1934


	   FOR THE QUARTER ENDED September 30, 1996


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


			Yes   X                         No _____



							  Shares Outstanding
Title of Class                                            at November 6, 1996
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




                        For The Three Months Ended   For The Nine Months Ended
				 September 30,             September 30,
			   1996            1995        1996             1995
			----------      ----------  ----------      ----------

Liquidity fee Income    $2,981,297      $3,115,209  $8,991,230     $9,552,712
Investment Income            -               -           1,414        142,167
			__________      __________ ___________     __________
Total Revenues           2,981,297       3,115,209   8,992,644      9,694,879

Gen. & Admin. expenses     103,569          67,653     258,218        526,330
			__________      __________ ___________     __________

Income before provision  2,877,728       3,047,556   8,734,426      9,168,549
       for income taxes __________      __________ ___________     __________


Provisions for
	income taxes
	Federal            931,665         986,646   2,827,771      2,968,318
	State and Local    215,830         228,567     655,082        687,641
			__________      __________ ___________     __________


Total provisions for     1,147,495       1,215,213   3,482,853      3,655,959
	income taxes    __________      __________ ___________     __________


Net income              $1,730,233      $1,832,343  $5,251,573     $5,512,590
			__________      __________ ___________     __________


	See accompanying notes to interim financial statements.




			  FGIC Securities Purchase, Inc.
		(a wholly-owned subsidiary of FGIC Holdings, Inc.)
				Balance Sheets



ASSETS                                            September 30,    December 31,
						      1996            1995
						  ___________    ____________
						  (Unaudited)
Short-term investments                          $     109,277     $   107,863
Liquidity fees receivable                           3,358,754       2,928,617
Due from affiliates                                21,164,828      12,556,461
Deferred tax asset                                  1,585,291       1,314,773
Other assets                                          323,679         323,679
						  ____________   ____________

	Total assets                              $26,541,829     $17,231,393
						  ____________   ____________




LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                       $  400,872     $  353,348
Due to Financial Guaranty Insurance Co.                144,832         31,069
Commitment fees payable to GE Capital                  582,556        464,729
Accounts payable and accrued expenses                  257,973        231,596
Taxes payable                                       17,213,213     13,459,841
						    __________     __________

	Total liabilities                           18,599,446     14,540,583
						    __________     __________


Stockholder's Equity:

Common stock, par value $10.00 per share;
   10 shares authorized,issued and outstanding             100            100
Retained earnings                                    7,942,283      2,690,710
						    __________     __________

	Total stockholder's equity                   7,942,283      2,690,810
						    __________     __________
	Total liabilities and stockholder's equity $26,541,829    $17,231,393
						   ___________    ___________


	See accompanying notes to interim financial statements.



			    FGIC Securities Purchase, Inc.
		 (a wholly-owned subsidiary of FGIC Holdings, Inc.)
			  Statements of Cash Flows
				  (Unaudited)

						   For the Nine Months Ended
							   September 30,
							1996            1995
						    _________       _________
      Operating activities:
      Net income                                   $5,251,573     $5,512,590
	Adjustments to reconcile net
	income to net cash provided by
	operating activities:
	Deferred income tax expense                  (270,518)       (291,888)
	Change in taxes payable                     3,753,372       3,975,762
	   Change in due from affiliates           (8,608,367)     (1,476,563)
	   Change in due to affiliates                113,763         241,709
	   Change in liquidity fees receivable       (430,137)     (2,154,533)
	   Change in deferred liquidity fee income     47,524         398,819
	   Change in Other Assets                        -            (70,000)
	   Change in accounts payable
	   and accrued expenses                        26,377         111,991
	   Change in commitment fees
	   payable to GE Capital                      117,827         146,324
						   __________      __________

	Cash provided by operating activities           1,414       6,394,211
						   __________       _________

      Financing activities:

	Dividend paid                                    -         (5,500,000)
						   __________     ____________

	Cash used by financing activities                -         (5,500,000)
						   __________     ____________

	Net change in cash and cash equivalents         1,414         894,211
						   __________     ____________

	Cash and cash equivalents
	at beginning of period                        107,863      11,001,794
						     ________     ____________

	Cash and cash equivalents
	at end of period                             $109,277     $11,896,005
						    _________     ____________






	       See accompanying notes to interim financial statements.



			  FGIC Securities Purchase, Inc.
	    (a wholly-owned subsidiary of FGIC Holdings, Inc.)
		   Notes to Interim Financial Statements
				September 30, 1996
				 (Unaudited)


(1)     Business
	--------

	FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation
	("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of September 30, 1996, FGIC-SPI had approximately $2.8 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at September 30, 1996, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)     Significant Accounting Policies
	-------------------------------

	The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the nine months ended September 30, 1996 and 1995, (b) the financial position at September 30, 1996 and December 31, 1995, and (c) cash flows for the nine months ended September 30, 1996 and 1995.

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

	Reserve for Losses
	------------------

	It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At September 30, 1996 management does not anticipate any losses relative to such arrangements.

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

			  FGIC Securities Purchase, Inc.
	   (a wholly-owned subsidiary of FGIC Holdings, Inc.)
	Management's Discussion and Analysis of Financial Condition
			 and Results of Operations
			     September 30, 1996

	Liquidity fees are received up-front at the inception of the contract
	and in installments over the life of the contract.  Up-front fees are
	earned on a straight-line basis over the life of the liquidity
	commitment, and installment fees are earned straight-line over the
	installment period.  For the nine months ended September 30, 1996, FGIC-SPI
	earned liquidity fees of $8,991,230 compared to $9,552,712 for the
	nine months ended 1995. FGIC-SPI incurred $258,218 and $526,330 of
	general and administrative expenses for the nine months ended September 30,
	1996 and 1995, respectively.  The reduction in general and
	administrative expenses is primarily due to a decrease in the number
	of new facilities closed during 1996.  The expenses incurred primarily
	include fees associated with establishing the liquidity facilities.


	For the third quarter of 1996, FGIC-SPI earned liquidity fees of $2,981,297
	compared to $3,115,209 for the three months ended September 30, 1995.
	FGIC-SPI incurred $103,569 and $67,653 of general and administrative
	expenses for the three months ended September 30,1996 and 1995,
	respectively.

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


					       FGIC SECURITIES PURCHASE, INC.
					       ______________________________
						       (Registrant)



   November 14, 1996                           ____________________
					       Ann C. Stern
					       President (principal
					       executive officer)



   November 14, 1996                           ____________________
					       Christopher Jacobs
					       Treasurer (principal
					       financial and
					       accounting officer)