Form 10-K
period 1996-12-31
FGIC SECURITIES PURCHASE INC
filed 1997-03-31
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549
                             __________________
                                  FORM 10-K
                             __________________

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1996

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM _____ TO _____
                             __________________
                        COMMISSION FILE NUMBER 0-19564
                             __________________

                        FGIC SECURITIES PURCHASE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                        13-3633082
     (State or other jurisdiction                 (I.R.S. Employer
     incorporation or organization)              Identification No.)

115 BROADWAY, NEW YORK, NEW YORK    10006            (212) 312-3000
(Address of principal executive   (Zip Code)  (Registrant's telephone number,
                                                   including area code)
                             __________________

                       SECURITIES REGISTERED PURSUANT
                        TO SECTION 12(B) OF THE ACT:

                                    NONE.

                      SECURITIES REGISTERED PURSUANT
                        TO SECTION 12(G) OF THE ACT:

                             TITLE OF EACH CLASS
                             -------------------

                   COMMON STOCK, PAR VALUE $10.00 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                     ---      ---

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 22, 1996. NONE.

 AT MARCH 22, 1996, 10 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10.00 PER
                           SHARE WERE OUTSTANDING.
                     DOCUMENTS INCORPORATED BY REFERENCE


                                    NONE.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.



                              TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I

     Item 1.   Business                                                     1
     Item 2.   Properties                                                   1
     Item 3.   Legal Proceedings                                            1
     Item 4.   Submission of Matters to a Vote of Security Holders          1


PART II

     Item 5.   Market for the Registrant's Common Equity and Related
                Stockholder Matters                                         2
     Item 6.   Selected Financial Data                                      2
     Item 7.   Management's Discussion and Analysis of Results of
                Operations                                                  2
     Item 8.   Financial Statements and Supplementary Data                  4
     Item 9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                   12


PART III

     Item 10.  Directors and Executive Officers of the Registrant          12
     Item 11.  Executive Compensation                                      12
     Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                                 12
     Item 13.  Certain Relationships and Related Transactions              12


PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                12
               Signatures                                                  13


                                    PART I


ITEM 1.   Business.

          FGIC Securities Purchase, Inc. ("FGIC-SPI") was incorporated in 1990 in the State of Delaware. As of December 31, 1996, all outstanding capital stock of FGIC-SPI was owned by FGIC Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"), a New York corporation, the ultimate parent of which is General Electric Company.

          The business of FGIC-SPI consists of providing liquidity for certain floating rate municipal securities through a "liquidity facility". These floating rate municipal securities are typically remarketed by registered broker-dealers at par on a periodic basis to establish the applicable interest rate for the next interest period and to provide a secondary market liquidity mechanism for security holders desiring to sell their securities. In the event that such securities cannot be remarketed, FGIC-SPI, pursuant to a standby purchase agreement with the issuer of the securities, will be obligated to purchase unremarketed securities, at par, from the holders thereof who desire to remarket their securities. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements, with GE Capital, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.


ITEM 2.   Properties.

          FGIC-SPI conducts its business from the facilities of Financial Guaranty Insurance Company, a wholly-owned subsidiary of FGIC Corporation.


ITEM 3.   Legal Proceedings.

          FGIC-SPI is not involved in any pending legal proceedings.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

          Omitted.


                                   PART II


ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          As of December 31, 1992, all of FGIC-SPI's common stock, its sole class of common equity, was owned by FGIC Corporation. In January 1993, the common stock of FGIC-SPI was dividended to GE Capital. GE Capital, in turn, made a capital contribution of the common stock of FGIC-SPI to FGIC Holdings, Inc., which now owns 100% of the common stock of FGIC-SPI. Accordingly, there is no public trading market for FGIC-SPI's common stock. During 1996, FGIC-SPI paid $2,000,000 in dividends to its parent, FGIC Holdings, Inc.


ITEM 6.   Selected Financial Data.

          Omitted.


ITEM 7.   Management's Discussion and Analysis of Results of Operations.

          FGIC-SPI commenced operations in March 1992. Fees are paid up-front and in installments. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period.

          For the years ended December 31, 1996 and 1995, fees earned totaled
          $11,785,585 and $12,331,893 respectively.   The decrease in
          earnings is primarily due to a reduction in the liquidity facility utilized during the first nine months of 1996. FGIC-SPI also incurred $459,685 and $510,649 in expenses for the years ended December 31, 1996 and 1995 respectively. Expenses decreased $50,964 or 10% from 1995 to 1996 primarily as a result of a decrease in the number of transactions for which FGIC-SPI provided a liquidity facility.

          For the years ended December 31, 1995 and 1994, fees earned totaled
          $12,331,893 and $11,198,663, respectively.   The increase in
          earnings is due to the increase in the number of outstanding contracts to 36 as of December 31, 1995, from 34 as of December 31, 1994. FGIC-SPI also incurred $510,649 and $563,941 in expenses for the years ended December 31, 1995 and 1994, respectively. Expenses decreased $53,292, or 9%, from 1994 to 1995 primarily as a result of an decrease in the number of transactions for which FGIC-SPI provided a liquidity facility. In 1995, FGIC-SPI provided two liquidity facilities totaling $0.2 billion compared to ten liquidity facilities totaling $0.8 billion in 1994.



                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.

We have audited the accompanying balance sheets of FGIC Securities Purchase, Inc. as of December 31, 1996 and 1995, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FGIC Securities Purchase, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

January 17, 1997



ITEM 8.   Financial Statements and Supplementary Data.


                        FGIC SECURITIES PURCHASE, INC.
                                BALANCE SHEETS



ASSETS                                DECEMBER 31,           DECEMBER 31,
                                         1996                    1995
                                      ------------           ------------

Short-term investments              $     109,277            $     107,863
Liquidity fees receivable               1,905,938                2,928,617
Due from affiliates                    13,284,308               12,556,461
Deferred tax asset                      1,377,427                1,314,773
Other assets                              322,079                  323,679
                                     ------------            -------------

     Total assets                     $16,999,029              $17,231,393
                                     =============            =============


LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities:

Deferred liquidity fee income       $     347,223             $    353,348
Due to affiliates                               -                   31,069
Commitment fees payable to GE Capital     643,741                  464,729
Accounts payable and accrued expenses     412,619                  231,596
Taxes payable                           8,094,410               13,459,841
                                       ----------              -----------

     Total liabilities                  9,497,993               14,540,583
                                       ----------              -----------

Stockholder's Equity:

Common stock, par value $10.00
  per share;
  10 shares authorized, issued
    and outstanding                           100                      100
Retained earnings                       7,500,936                2,690,710
                                       ----------            -------------

     Total stockholder's equity         7,501,036                2,690,810
                                       ----------            -------------

     Total liabilities and
        stockholder's equity          $16,999,029              $17,231,393
                                      ===========              ===========




               See accompanying notes to financial statements.




                        FGIC SECURITIES PURCHASE, INC.
                             STATEMENTS OF INCOME





                                             FOR THE YEAR ENDED
                                                 DECEMBER 31,

                                         ---------------------------
                                      1996          1995          1994
                                      ----          ----          ----

Liquidity fee income             $11,785,585    $12,331,893    $11,198,663
Other income                               -              -              -
Investment income                      1,414         77,686        160,932
                                 -----------    -----------    -----------
     Total revenues               11,786,999     12,409,579     11,359,595

General and administrative
  expenses                           280,673        313,197        396,803
GE Capital commitment fees           179,012        197,452        167,138
                                 -----------    -----------     ----------

     Total expenses                  459,685        510,649        563,941
                                 -----------    -----------    -----------

Income before provision for
  income taxes                    11,327,314     11,898,930     10,795,654

Income tax expense (benefit):

     Federal
          Current                  3,730,193      4,204,078      3,749,202
          Deferred                   (62,654)      (341,679)      (462,251)

     State and local                 849,549        890,170      1,404,385
                                  ----------     ----------     ----------

  Total income tax expense         4,517,088      4,752,569      4,691,336
                                  ----------     ----------     ----------

          Net income              $6,810,226     $7,146,361     $6,104,318
                                  ==========     ==========     ==========



               See accompanying notes to financial statements.




                        FGIC SECURITIES PURCHASE, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                    COMMON      RETAINED
                                    STOCK       EARNINGS         TOTAL
                                    ------      ---------        -----


Balance, January 1, 1994              $100     $2,940,031      $2,940,131

Net income                               -      6,104,318       6,104,318
Dividends paid                           -     (3,000,000)     (3,000,000)
                                   -------     -----------     -----------

Balance, December 31, 1994            $100     $6,044,349      $6,044,449

Net Income                               -      7,146,361       7,146,361

Dividends paid                           -    (10,500,000)    (10,500,000)
                                    -------   ------------    ------------

Balance, December 31, 1995            $100    $ 2,690,710     $ 2,690,810

Net Income                               -      6,810,226       6,810,266

Dividends Paid                           -     (2,000,000)     (2,000,000)
                                    -------   ------------     -----------

Balance December 31, 1996             $100     $7,500,936      $7,501,036
                                   ========   ============     ==========




               See accompanying notes to financial statements.




                        FGIC SECURITIES PURCHASE, INC.
                           STATEMENTS OF CASH FLOWS


                                          FOR THE YEAR ENDED
                                              DECEMBER 31,
                                   ---------------------------------
                                  1996            1995           1994
                                  ----            ----           ----

OPERATING ACTIVITIES:

Net income                     $6,810,226     $ 7,146,361     $ 6,104,318
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Change in taxes payable      (5,365,431)      5,094,248       5,153,587
  Change in due from
    affiliates                   (727,847)    (11,326,395)       (811,827)
  Change in due to affiliates     (31,069)       (217,439)        133,038
  Change in liquidity fees
    receivable                  1,022,679        (982,215)       (192,836)
  Change in deferred tax
    asset                         (62,654)       (341,679)       (462,251)
  Change in deferred liquidity
    fee income                     (6,125)        (42,350)         66,915
  Change in other assets            1,600               -         (59,281)
  Change in accounts payable and
    accrued expenses              181,023          78,086         (60,871)
  Change in commitment fees
    payable to GE Capital         179,012         197,452         167,138
                             ------------   -------------      -----------

Cash provided by operating
    activities                 (2,001,414)       (393,931)     10,037,930
                             -------------   -------------     ----------

FINANCING ACTIVITIES:

  Dividend paid                (2,000,000)    (10,500,000)     (3,000,000)
                             -------------    ------------      ----------

Cash used by financing
    activities                 (2,000,000)    (10,500,000)     (3,000,000)
                              ------------    ------------      ----------

Net change in cash and cash
    equivalents                     1,414     (10,893,931)      7,037,930

Cash and cash equivalents at
    beginning of period           107,863      11,001,794       3,963,864
                             ------------     -----------      -----------

Cash and cash equivalents
    at end of period          $   109,277     $   107,863     $11,001,794
                              ===========     ===========     ===========



               See accompanying notes to financial statements.




                        FGIC SECURITIES PURCHASE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

(1)  BUSINESS
     --------

     FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI was capitalized on September 24, 1991. FGIC-SPI was formed to provide liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 1996, FGIC-SPI had approximately $2.9 billion par and interest of potential obligations under such arrangements. In order to obtain funds, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements, with GE Capital, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant accounting policies are as follows:

     REVENUE RECOGNITION

     Fees are paid up-front and in installments. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, usually five years, and installment fees are earned straight-line over the installment period.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, FGIC-SPI considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of FGIC-SPI's financial instruments, relating primarily to short-term investments and liquidity fees, approximate their fair values.

     SEC REGISTRATION FEES

     SEC registration fees are recognized as prepaid assets and are recovered as FGIC-SPI is reimbursed for such fees by issuers as transactions are consummated.

     RESERVE FOR LOSSES

     It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At December 31, 1996, management does not anticipate any losses relative to such arrangements.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences relate principally to state taxes and unearned fees. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(3)  INCOME TAXES
     ------------

     Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

     FGIC-SPI's effective Federal tax rate differs from the corporate tax rate on ordinary income of 35 percent in 1996, 1995 and 1994. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:


                              YEAR ENDED      YEAR ENDED        YEAR ENDED
                             DECEMBER 31,     DECEMBER 31,      DECEMBER 31,

                                  1996             1995             1994
                             ------------     ------------      ------------
     Computed Statutory
     tax provision            $3,964,559       $4,164,626       $3,778,479

     State and local
     income taxes, net
     of Federal income
     tax benefit                 552,207          578,611          912,857
     Other                           322            9,332                -
                              ----------        ---------        ---------

     Income tax expense       $4,517,088       $4,752,569       $4,691,336
                              ==========       ==========       ==========



     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:


                                           1996              1995
                                           ----              ----

     State taxes                        $1,230,246         $1,230,246
     Unearned fees                         186,326            123,672
                                        -----------         ----------
     Total gross deferred tax assets     1,416,572          1,353,918

     Deferred tax liabilities - other       39,145             39,145
                                        -----------         ----------

     Net deferred tax asset             $1,377,427         $1,314,773
                                        ===========        ==========


     Based on the level of historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible and the estimated reversal of future taxable temporary differences, FGIC-SPI believes it is more likely than not that it will realize the benefits of these deductible differences and has not established a valuation allowance at December 31, 1996 and 1995.

(4)  RELATED PARTY TRANSACTIONS
      --------------------------

     All municipal securities for which FGIC-SPI provides liquidity are insured by Financial Guaranty Insurance Company, a subsidiary of the Parent.

     As part of a standby loan agreement with GE Capital, FGIC-SPI has incurred commitment fees for the years ended December 31, 1996, 1995 and 1994 of $179,012, $197,452 and $167,138, respectively.

     At December 31, 1996 and 1995, $8,696,139 and $8,879,025, respectively, of the amount classified as due from affiliates relates to cash balances held by GE Capital. FGIC-SPI has access to these funds on an as needed basis.

     In 1995 and 1996, FGIC-SPI paid certain expenses on behalf of FGIC Advisors, Inc., and FGIC Plus Corp., affiliated companies. The unpaid balance of these expenses, which are classified as due from affiliates, amounted to $1,001,091 at December 31, 1996, and was reimbursed to FGIC-SPI, in the first quarter of 1997.

     In April 1995, FGIC-SPI supplied its parent, FGIC Holdings, Inc., with $1.5 million to purchase Applied Municipal Network. This balance, which remained unpaid at December 31, 1996, was reimbursed to FGIC-SPI, in the first quarter of 1997.

     All amounts due from affiliates and due to affiliates are non-interest bearing.

(5)  OFF-BALANCE-SHEET RISK
     ----------------------

     FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities at par in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. In the event of such purchase, and until such time as the bonds are remarketed, FGIC-SPI would have exposure to market risk on the price of the bonds.

     The geographical distribution of the underlying par value supported by the thirty eight liquidity facilities outstanding at December 31, 1996 was as follows (dollars in millions):

                  New York             $  1,753.2
                  Connecticut               312.0
                  California                269.4
                  Pennsylvania              163.6
                  Ohio                      114.3
                  Illinois                   62.4
                  Louisiana                  56.1
                  Florida                    53.9
                  Texas                      31.1
                  Oklahoma                   21.4
                  South Carolina              9.3
                  Michigan                    8.0
                                         --------
                  Total                  $2,854.7
                                         ========


     The liquidity agreements are for a term of approximately five years or until the bonds are repurchased and reissued.

(6)  STANDBY LOAN AGREEMENTS
      -----------------------

     FGIC-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to FGIC-SPI in amounts not exceeding the purchase price of the tendered bonds. Such agreements totaled $4.0 billion at December 31, 1996.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          NONE


                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

          Omitted.

ITEM 11.  Executive Compensation.

          Omitted.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

          Omitted.

ITEM 13.  Certain Relationships and Related Transactions.

          Omitted.


                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements
          Included in Part II of this report:
               Report of Independent Auditors
               Balance Sheets as of December 31, 1996 and 1995
               Statements of Income for the years ended
                 December 31, 1996, 1995 and 1994.
               Statements of Changes in Stockholder's Equity for the years ended December 31, 1996, 1995 and 1994
               Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994.
               Notes to Financial Statements

          All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (b)  Reports On Form 8-K

          During the fourth quarter, reports on Form 8-K were filed on October 7, 1996, October 18, 1996, October 26, 1996, November 29, 1996, December 10, 1996 and two on December 28, 1996. All Reports on Form 8-K related to Item 5 and Item 7.

     (c)  Exhibit Index

          Exhibit
          -------
            1.1     --   Certificate of Incorporation of FGIC-SPI
                          (Incorporated by reference to Exhibit 1.1 of
                          FGIC-SPI's December 31, 1991 Form 10K)
            1.2     --   By-Laws of FGIC-SPI
                          (Incorporated by reference to Exhibit 1.2 of
                          FGIC-SPI's December 31, 1991 Form 10K)
            1.3     --   Consents of Independent Auditors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       SIGNATURE                    TITLE                       DATE
       ---------                    -----                       ----



  /s/Ann C. Stern             President (principal            3/27/96
------------------------                                   ---------------
  Ann C. Stern                executive officer),
                                Director



  /s/Christopher Jacobs       Treasurer, Director             3/27/96
-------------------------                                  ---------------
  Christopher Jacobs




  /s/Francisco L. Borges       Director                       3/27/96
------------------------                                    -------------
  Francisco L. Borges




Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


       SIGNATURE                    TITLE                       DATE
       ---------                    -----                       ----


                              President (principal            3/27/96
------------------------                                   ---------------
  Ann C. Stern                executive officer),
                                Director



                              Treasurer, Director             3/27/96
-------------------------                                  ---------------
  Christopher Jacobs



                               Director                       3/27/96
------------------------                                    -------------
  Francisco L. Borges