Form 10-Q
period 1997-03-31
FGIC SECURITIES PURCHASE INC
filed 1997-05-15
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


                               QUARTERLY REPORT


       UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED MARCH 31, 1997


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


                          Yes   X                  No
                              ------                  -----



                                        SHARES OUTSTANDING
TITLE OF CLASS                            AT MAY 6, 1997
--------------                          __________________

Common Stock (voting), $10.00 par value        10



Registrant meets the conditions set forth in general instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


                       TABLE OF CONTENTS
                       -----------------




                                                            PAGE
                                                            ----


PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements



               Balance Sheets                                3
               Statements of Operations                      4
               Statements of Cash Flows                      5
               Notes to Unaudited Interim
               Financial Statements                        6 - 7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    8



PART II.  OTHER INFORMATION

     Item 1 - Item 6                                         9


     Signatures                                             10




ITEM 1.   Financial Statements and Supplementary Data.

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                BALANCE SHEETS



ASSETS                                  MARCH 31,     DECEMBER 31,
                                          1997            1996
                                      -----------     ------------
                                      (UNAUDITED)

Short-term investments                $   109,277      $   109,277
Liquidity fees receivable               2,857,131        1,905,938
Due from affiliates                    15,162,127       13,284,308
Deferred tax asset                      1,467,106        1,377,427
Other assets                              321,688          322,079
                                      -----------      -----------

     Total assets                     $19,917,329      $16,999,029
                                      ===========      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income         $   324,828     $    347,223
Commitment fees payable to GE Capital     688,708          643,741
Accounts payable and accrued expenses     401,869          412,619
Taxes payable                           9,307,288        8,094,410
                                        ---------        ---------

     Total liabilities                 10,722,693        9,497,993
                                       ----------        ---------

Stockholder's Equity:

Common stock, par value $10.00 per share;
   10 shares authorized, issued and
   outstanding                                100             100
Retained earnings                       9,194,536       7,500,936
                                       ----------      ----------

     Total stockholder's equity         9,194,636       7,501,036
                                       ----------     -----------

     Total liabilities and
     stockholder's equity             $19,917,329     $16,999,029
                                      ===========     ===========


           See accompanying notes to interim financial statements.




                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                      FOR THE THREE MONTHS ENDED
                                              MARCH 31,

                                           1997          1996
                                           ----          ----
Liquidity fee Income                    $2,941,046     $3,069,843
Investment Income                                -          1,414
                                         ---------      ---------

Total Revenues                           2,941,046      3,071,257

General and administrative expenses        124,247         71,549
                                         ---------      ---------
Income before provision for
     income taxes                        2,816,799      2,999,708
                                         ---------      ---------

Provisions for income taxes
     Federal                               911,939        970,698
     State and Local                       211,260        224,872
                                         ---------      ---------


Total provisions for income taxes        1,123,199      1,195,570
                                         ---------      ---------
Net income                              $1,693,600     $1,804,138
                                        ==========     ==========




           See accompanying notes to interim financial statements.





                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED


                                                                                           March 31,
                                                                                       1997         1996
                                                                                       ____         ____
OPERATING ACTIVITIES:

Net income                                                                       $1,693,600   $1,804,138
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Deferred income tax expense                                                     (89,679)     (94,882)
    Change in taxes payable                                                       1,212,878    1,290,453
    Change in due from affiliates                                                (1,877,819)  (3,192,591)
    Change in due to affiliates                                                           -        8,401
    Change in Other Assets                                                              391            -
    Change in liquidity fees receivable                                            (951,193)     (50,659)
    Change in deferred liquidity fee income                                         (22,395)     173,406
    Change in accounts payable and accrued expenses                                 (10,750)      16,928
    Change in commitment fees payable to GE Capital                                  44,967       46,220
                                                                                     ------      -------

    Cash provided by operating activities                                                 -        1,414
                                                                                     ------      -------

FINANCING ACTIVITIES:

    Net change in cash and cash equivalents                                               -        1,414
                                                                                     ------        -----

  Cash and cash equivalents at beginning of period                                  109,277      107,863
                                                                                   --------     --------

  Cash and cash equivalents at end of period                                       $109,277     $109,277
                                                                                   ========     ========



              See accompanying notes to interim financial statements.




                          FGIC SECURITIES PURCHASE, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)


                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MARCH 31, 1996
                                   (UNAUDITED)


(1)  BUSINESS
     --------

     FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby
     FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 1997, FGIC-SPI had approximately $2.8 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at March 31, 1997, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three months ended March 31, 1997 and 1996, (b) the financial position at March 31,
     1997 and December 31, 1996, and (c) cash flows for the three months ended
     March 31, 1997 and 1996.

     These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1996 audited financial statements.

     Significant accounting policies are as follows:

     SHORT TERM INVESTMENTS

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

     RESERVE FOR LOSSES

     It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.
     At March 31, 1997, management does not anticipate any losses relative to such arrangements.

(3)  INCOME TAXES
     ------------

     Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE
     Capital. FGIC-SPI provides for taxes as if it filed a separate tax return in accordance with SFAS No. 109.




ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.


          Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract.
          Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. In the first quarter of 1997, FGIC-SPI earned liquidity fees of $2,941,046 compared to $3,069,843 in the first quarter of 1996. FGIC-SPI incurred $124,247 and $71,549 of general and administrative expenses for the three months ended March 31, 1997 and 1996, respectively. The increase in general and administrative expenses is primarily due to an increase in the number of facilities. The expenses incurred primarily include fees associated with establishing the liquidity facilities.




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




                                   FGIC SECURITIES PURCHASE, INC.
                                   ------------------------------
                                           (Registrant)



Date:
       --------------------        ------------------------------
                                        Ann C. Stern
                                        President (principal
                                        executive officer)



Date:
       --------------------        ------------------------------
                                        Christopher Jacobs
                                        Treasurer (principal
                                        financial and
                                        accounting officer)

