Form 10-Q
period 1997-06-30
FGIC SECURITIES PURCHASE INC
filed 1997-08-14
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q


                               QUARTERLY REPORT


       UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30,1997


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


                     Yes   X                  No _____
                         -----------



                                                   SHARES OUTSTANDING
TITLE OF CLASS                                      AT AUGUST 6, 1997
--------------                                     ------------------

Common Stock (voting), $10.00 par value                    10








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

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                BALANCE SHEETS


ASSETS                                           JUNE 30,       DECEMBER 31,
                                                  1997              1996
                                                -----------     ------------
                                                (UNAUDITED)


Short-term investments                        $   109,277       $   109,277
Liquidity fees receivable                       2,707,887         1,905,938
Due from affiliates                            18,151,286        13,284,308
Deferred tax asset                              1,555,895         1,377,427
Other assets                                      322,079           322,079
                                               ----------        ----------

     Total assets                             $22,846,424       $16,999,029
                                               ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                 $   330,596       $   347,223
Commitment fees payable to GE Capital             734,459           643,741
Accounts payable and accrued expenses             418,260           412,619
Taxes payable                                  10,501,570         8,094,410
                                               ----------         ---------

     Total liabilities                         11,984,885         9,497,993
                                               ----------         ---------


Stockholder's Equity:

Common stock, par value $10.00 per
     share; 10 shares authorized,
     issued and outstanding                           100               100
Retained earnings                              10,861,439         7,500,936
                                               ----------         ---------

     Total stockholder's equity                10,861,539         7,501,036
                                               ----------         ---------

     Total liabilities and
          stockholder's equity                $22,846,424       $16,999,029
                                               ==========        ==========




           See accompanying notes to interim financial statements.




                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                         FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                            ENDED JUNE 30,                      ENDED JUNE 30,

                                         1997           1996                 1997           1996
                                         ----           ----                 ----           ----

Liquidity fee Income                  $2,959,403     $2,940,090           $5,900,449     $6,009,933
Investment Income                          -              -                    -              1,414

Total Revenues                         2,959,403      2,940,090            5,900,449      6,011,347

General and administrative expenses      187,006         83,100              311,253        154,649
                                       ---------      ---------            ---------      ---------

Income before provision for
     income taxes                      2,772,397      2,856,990            5,589,196      5,856,698
                                       ---------      ---------            ---------      ---------

Provisions for income taxes
     Federal                             897,564        925,408            1,809,502      1,896,106
     State and Local                     207,930        214,380              419,190        439,252
                                       ---------      ---------            ---------      ---------

Total provisions for income taxes      1,105,494      1,139,788            2,228,692      2,335,358
                                       ---------      ---------            ---------      ---------

Net income                            $1,666,903     $1,717,202           $3,360,503     $3,521,340
                                       =========      =========            =========      =========








            See accompanying notes to interim financial statements




                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                   FOR THE SIX MONTHS ENDED
                                                           JUNE 30,
                                                      1997          1996
                                                    ---------     ----------

OPERATING ACTIVITIES:

Net income                                         $3,360,503     $3,521,340
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Deferred income tax expense                      (178,468)      (184,573)
    Change in taxes payable                         2,407,160      2,519,932
    Change in due from affiliates                  (4,866,978)    (6,212,272)
    Change in due to affiliates                             -         41,371
    Change in liquidity fees receivable              (801,949)        22,428
    Change in deferred liquidity fee income           (16,627)       180,162
    Change in accounts payable and accrued expenses     5,641         24,926
    Change in commitment fees payable to GE Capital    90,718         88,100
                                                    ---------      ---------

    Cash provided by operating activities                   -          1,414
                                                    ---------      ---------

FINANCING ACTIVITIES:

    Net change in cash and cash equivalents                 -          1,414
                                                    ---------      ---------

  Cash and cash equivalents at beginning of period    109,277        107,863
                                                    ---------      ---------

  Cash and cash equivalents at  end of period        $109,277       $109,277
                                                    =========      =========











           See accompanying notes to interim financial statements.




                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30,1997
                                 (UNAUDITED)


(1)  BUSINESS
     --------

     FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30,1997, FGIC-SPI had approximately $2.9 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at June 30,1997, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the six months ended June 30,1997 and 1996, (b) the financial position at June 30,1997 and December 31, 1996, and (c) cash flows for the six months ended June 30,1997 and 1996.

     These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1996 audited financial statements.

     Significant accounting policies are as follows:

     SHORT TERM INVESTMENTS

     Short-term investments are carried at cost which approximates market value. For purposes of the statements of cash flows, FGIC-SPI considers all highly liquid investments with original maturities of six months or less to be cash equivalents.

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

     RESERVE FOR LOSSES

     It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.
     At June 30,1997, management does not anticipate any losses relative to such arrangements.

(3)  INCOME TAXES
     ------------

     Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return in accordance with SFAS No. 109.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the six months ended June 30, 1997, FGIC-SPI earned liquidity fees of $5,900,449 compared to $6,009,933 for the six months ended 1996. FGIC-SPI incurred $311,253 and $154,649 of general and administrative expenses for the six months ended June 30,1997 and 1996, respectively. The increase in general and administrative expenses is primarily due to an increase in the number of facilities. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

          Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the second quarter of 1997, FGIC-SPI earned liquidity fees of $2,959,403 compared to $2,940,090 for the three months ended June 30, 1996. FGIC-SPI incurred $187,006 and $83,100 of general and administrative expenses for the three months ended June 30, 1997 and 1996, respectively. The increase in general and administrative expenses is primarily due to an increase in the number of facilities. The expenses incurred primarily include fees associated with establishing the liquidity facilities.




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



                                        FGIC SECURITIES PURCHASE, INC.
                                        ------------------------------
                                                 (Registrant)



Date:
       ----------------                 --------------------
                                        Ann C. Stern
                                        President (principal
                                        executive officer)



Date:
       ----------------                 --------------------
                                        Christopher Jacobs
                                        Treasurer (principal
                                        financial and
                                        accounting officer)