Form 10-Q
period 1997-11-06
FGIC SECURITIES PURCHASE INC
filed 1997-11-12
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED September 30,1997

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

     Yes   X                  No
          ____                   _____



							Shares Outstanding
Title of Class                                          at November 6, 1997
_______________                                         _____________________

Common Stock (voting), $10.00 par value 10



Registrant meets the conditions set forth in general instruction H91)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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
                                 Balance Sheets

[CAPTION]

ASSETS                                                          September 30,        December 31,
                                                                    1997                1996
                                                                 ______________     ________________

                                                                   (Unaudited)

Short-term investments                                          $     117,390         $     109,277
Liquidity fees receivable                                           1,183,792             1,905,938
Due from affiliates                                                17,046,032            13,284,308
Deferred tax asset                                                  1,953,773             1,377,427
Other assets                                                          161,074               322,079
                                                                  ______________       ______________

Total assets                                                    $   20,462,061        $   16,999,029
                                                                 _______________       ______________
                                                                 _______________       ______________


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                   $       217,065        $      347,223
Commitment fees payable to GE Capital                                   780,112               643,741
Accounts payable and accrued expenses                                   420,259               412,619
Taxes payable                                                         7,394,075             8,094,410
                                                                  __________________   ________________

Total liabilities                                               $     8,811,511        $    9,497,993
                                                                  __________________   ________________


Stockholder's Equity:

Common stock, par value $10.00 per share;
  10 shares authorized, issued and outstanding                              100                   100
Retained earnings                                                    11,650,450             7,500,936
                                                                   ----------------      ---------------

  Total stockholder's equity                                         11,650,550             7,501,036
                                                                   ----------------      ---------------

  Total liabilities and stockholder's equity                    $    20,462,061        $   16,999,029
                                                                   ----------------      ---------------
                                                                   ----------------      ---------------

                    See accompanying notes to interim financial statements.


                                  FGIC Securities Purchase, Inc.
                          (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                                    Statements of Operations
                                         (Unaudited)


[CAPTION]

                                           For The Three Months                      For The Nine Months
                                            Ended September 30,                       Ended September 30,


                                          1997             1996                     1997              1996
                                          ____             ____                     ____              ____


Liquidity fee Income                    $1,625,073      $2,981,297               $7,525,523        $8,991,230
Investment Income                            8,113               -                    8,113             1,414
                                        ___________     ___________               ___________      ___________

Total Revenues                           1,633,186       2,981,297                7,533,636         8,992,644
General and administrative expenses        320,905         103,569                  632,158           258,218
                                        -----------     -----------               -----------      ------------
Income before provision for
     income taxes                        1,312,281       2,877,728                6,901,478         8,734,426
                                        ------------    -----------               ------------      ----------

Provisions for income taxes
     Federal                               424,853         931,665                2,234,354         2,827,771
     State and Local                        98,421         215,830                  517,610           655,082
                                        ------------    ------------              -----------       ---------

Total provisions for income taxes          523,272       1,147,495                2,751,964         3,482,853
                                        -------------   -------------             -----------       ----------
Net income                              $  789,009      $1,730,233               $4,149,514        $5,251,573
                                        -------------   -------------             -----------       ----------
                                        -------------   -------------             -----------       ----------

                     See accompanying notes to  interim financial statements

                                FGIC Securities Purchase, Inc.
                      (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                                   Statements of Cash Flows
                                         (Unaudited)

[CAPTION]


                                                For the Nine Months Ended
                                                      September 30,

                                                        1997                    1996
                                                        ----                    ----

Operating activities:

Net income                                            $4,149,514             $5,251,573
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Deferred income tax expense                       (576,346)              (270,518)
      Change in taxes payable                           (700,335)             3,753,372
      Change in due from affiliates                   (3,761,724)            (8,608,367)
      Change in due to affiliates                              -                113,763
      Change in other assets                             161,005                      -
      Change in liquidity fees receivable                722,146               (430,137)
      Change in deferred liquidity fee income           (130,158)                47,524
      Change in accounts payable and accrued expenses      7,640                 26,377
      Change in commitment fees payable to GE Capital    136,371                117,827
                                                       ------------         -------------

      Cash provided by operating activities                8,113                  1,414
                                                       ------------         -------------

Financing activities:

      Dividends paid                                           -                      -
                                                       ------------         --------------


      Cash used by financing activities                        -                      -
                                                       -------------         -------------
Net change in cash and cash equivalents                    8,113                  1,414
                                                       -------------         -------------


      Cash and cash equivalents at beginning of period   109,277                107,863
                                                        ------------          ------------

      Cash and cash equivalents at  end of period       $117,390               $109,277
                                                        ------------          ------------
                                                        ------------          ------------


                   See accompanying notes to interim financial statements.

                                 FGIC Securities Purchase, Inc.
                       (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                              Notes to Interim Financial Statements
                                      September 30,1997
                                         (Unaudited)


(1)  Business
     --------


FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of September 30,1997, FGIC-SPI had approximately $2.9 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at September 30,1997, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)  Significant Accounting Policies
     -------------------------------

The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for nine months ending September 30, 1997 and 1996, (b) the financial position at September 30,1997 and December 31, 1996, and (c) cash flows for the nine months ended September 30, 1997 and 1996.

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

Reserve for Losses

It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At September 30,1997, management does not anticipate any losses relative to such arrangements.

(3)  Income Taxes

Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return in accordance with SFAS No. 109.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period.
For the nine months ended September 30, 1997, FGIC-SPI earned liquidity fees of $7,525,523 compared to $8,991,230 for the nine months ended 1996. FGIC-SPI incurred $632,157 and $258,218 of general and administrative expenses for the nine months ended September 30,1997 and 1996, respectively. The increase in general and administrative expenses is primarily due to an increase in the number of facilities. The expenses incurred primarily include fees associated with establishing the liquidity facilities.


Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period.
For the third quarter of 1997, FGIC-SPI earned liquidity fees of $1,625,073 compared to $2,981,297 for the three months ended September 30, 1996.
FGIC-SPI incurred $320,905 and $103,569 of general and administrative expenses for the three months ended September 30, 1997 and 1996, respectively. The increase in general and administrative expenses is primarily due to an increase in the number of facilities. The expenses incurred primarily include fees associated with establishing the liquidity facilities.


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



                                        FGIC SECURITIES PURCHASE, INC.
                                        ------------------------------
                                                 (Registrant)

Date:____________________               ______________________________
                                                Ann C. Stern
                                                President (principal
                                                executive officer)

Date:____________________               ______________________________
                                                Christopher Jacobs
                                                Treasurer (principal
                                                financial and
                                                accounting officer)