Form 10-K
period 1997-12-31
FGIC SECURITIES PURCHASE INC
filed 1998-03-31
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------
                                   FORM 10-K
                              ------------------

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to _____

                              ------------------
                        Commission file number 0-19564
                              ------------------

                        FGIC Securities Purchase, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                                      13-3633082
(State or other jurisdiction                        (I.R.S. Employer
incorporation or organization)                     Identification No.)

115 Broadway, New York, New York             10006           (212) 312-3000
(Address of principal executive offices)   (Zip Code)   (Registrant's telephone
                                                        number, including area
                                                                code)
                              ------------------

                        SECURITIES REGISTERED PURSUANT
                         TO SECTION 12(b) OF THE ACT:

                                     None.

                        SECURITIES REGISTERED PURSUANT
                         TO SECTION 12(g) OF THE ACT:

                              Title of each class

                   Common Stock, par value $10.00 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ----     ----

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 22, 1997. None.

              At March 22, 1997, 10 shares of common stock with a par value of $10.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.



                               TABLE OF CONTENTS


                                                                     Page
PART I

    Item 1.   Business                                                1
    Item 2.   Properties                                              1
    Item 3.   Legal Proceedings                                       1
    Item 4.   Submission of Matters to a
                Vote of Security Holders                              1


PART II

    Item 5.   Market for the Registrant's Common
               Equity and Related Stockholder Matters                 2
    Item 6.   Selected Financial Data                                 2
    Item 7.   Management's Discussion and Analysis
                of Results of Operations                              2
    Item 8.   Financial Statements and Supplementary Data             4
    Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure               13


PART III

    Item 10.  Directors and Executive Officers
                of the Registrant                                     13
    Item 11.  Executive Compensation                                  13
    Item 12.  Security Ownership of Certain Beneficial
                Owners and Management                                 13
    Item 13.  Certain Relationships and Related
                Transactions                                          13


PART IV

    Item 14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                              13
              Signatures                                             15





                                    PART I



Item 1.        Business.

               FGIC Securities Purchase, Inc. ("FGIC-SPI") was incorporated in 1990 in the State of Delaware. As of December 31, 1997, all outstanding capital stock of FGIC-SPI was owned by FGIC Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"), a New York corporation, the ultimate parent of which is General Electric Company.

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

               For the years ended December 31, 1997 and 1996, fees earned totaled $9,283,899 and $11,785,585 respectively. The decrease in earnings is primarily due to a reduction in the liquidity facility utilized during 1997. FGIC-SPI also incurred $678,169 and $459,685 in expenses for the years ended December 31, 1997 and 1996, respectively. Expenses increased $218,484 or 48% from 1996 to 1997 primarily as a result of increased sales efforts. During 1997, two deals closed totaling $96.4 million of liquidity facility. During 1996, four deals closed totaling $75.4 million of liquidity facility.

               For the years ended December 31, 1996 and 1995, fees earned totaled $11,785,585 and $12,331,893 respectively. The decrease in earnings is primarily due to a reduction in the liquidity facility utilized during 1996. FGIC-SPI also incurred $459,685 and $510,649 in expenses for the years ended December 31, 1996 and 1995 respectively. Expenses decreased $50,964 or 10% from 1995 to 1996 primarily as a result of a decrease in the number of transactions for which FGIC-SPI provided a liquidity facility. During 1996, four deals closed totaling $75.4 million of liquidity facility. During 1995, one deal closed totaling $220.3 million of liquidity facility.



                         Independent Auditors' Report



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.

We have audited the accompanying balance sheets of FGIC Securities Purchase, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FGIC Securities Purchase, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick



/s/KPMG Peat Marwick
-------------------------
   KPMG Peat Marwick



January 17, 1998
New York, New York


Item 8.        Financial Statements and Supplementary Data.


                                           FGIC Securities Purchase, Inc.
                                                   Balance Sheets



ASSETS                                       December 31,      December 31,
                                                   1997            1996
                                            -------------      ------------

Short-term investments                       $   117,390       $   109,277
Liquidity fees receivable                      1,278,386         1,905,938
Due from affiliates                           18,408,928        13,284,308
Deferred tax asset                             1,964,434         1,377,427
Other assets                                     456,074           322,079
                                             -----------       -----------

     Total assets                            $22,225,212       $16,999,029
                                             ===========       ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income               $     211,178    $    347,223
Due to affiliates                                 140,980               -
Commitment fees payable to GE Capital             822,145         643,741
Accounts payable and accrued expenses             283,259         412,619
Taxes payable                                   8,087,541       8,094,410
                                               ----------      ----------

     Total liabilities                          9,545,103       9,497,993
                                               ----------      ----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
  10 shares authorized, issued and
  outstanding                                      100             100
Retained earnings                           12,680,009       7,500,936
                                            ----------   -------------

  Total stockholder's equity                12,680,109       7,501,036
                                            ----------   -------------

  Total liabilities and stockholder's
    equity                                 $22,225,212     $16,999,029
                                           ===========     ===========

                See accompanying notes to financial statements.


                        FGIC Securities Purchase, Inc.
                             Statements of Income

                                               For the Year Ended
                                                  December 31,

                                     1997              1996            1995
                                     ----              ----            ----

Liquidity fee income              $9,283,899       $11,785,585     $12,331,893
Investment income                      8,113             1,414          77,686
                                 -----------       -----------     -----------
       Total revenues              9,292,012        11,786,999      12,409,579

General and administrative
  expenses                           499,765          280,673         313,197
GE Capital commitment fees           178,404          179,012         197,452
                                  ----------       ----------     -----------

     Total expenses                  678,169          459,685         510,649
                                  ----------       ----------     -----------

Income before provision for
  income taxes                     8,613,843       11,327,314      11,898,930

Income tax expense (benefit):

     Federal
        Current                    3,375,738        3,730,193       4,204,078
        Deferred                    (587,006)         (62,654)       (341,679)
     State and local                 646,038          849,549         890,170
                                  ----------       ----------     -----------

  Total income tax expense         3,434,770        4,517,088       4,752,569
                                  ----------       ----------     -----------

        Net income                $5,179,073       $6,810,226      $7,146,361
                                  ==========       ==========     ===========


                See accompanying notes to financial statements.


                        FGIC Securities Purchase, Inc.
                 Statements of Changes in Stockholder's Equity
             For the Years Ended December 31, 1997, 1996, and 1995



                                   Common          Retained
                                    Stock          Earnings           Total



Balance, January 1, 1995            $100          $6,044,349       $ 6,044,449

Net Income                             -           7,146,361         7,146,361

Dividends paid                         -         (10,500,000)     (10,500,000)
                                 -------         ------------     ------------

Balance, December 31, 1995           100           2,690,710        2,690,810

Net Income                             -           6,810,226        6,810,266

Dividends Paid                         -          (2,000,000)      (2,000,000)
                                 -------         ------------      -----------

Balance December 31, 1996            100           7,500,936        7,501,036

Net Income                             -           5,179,073        5,179,073

Dividends Paid                         -                   -                -
                                --------        ------------      -----------

Balance, December 31, 1997          $100         $12,680,009      $12,680,109
                                    ====         ===========      ===========


                See accompanying notes to financial statements.


                                           FGIC Securities Purchase, Inc.
                                              Statements of Cash Flows


                              For the Year Ended
                                 December 31,

                                             1997               1996              1995
                                             ----               ----              ----
Operating activities:

Net income                                $5,179,073       $ 6,810,226         $ 7,146,361
   Adjustments to reconcile net
   income to net cash
   provided by operating activities:
   Change in taxes payable                    (6,869)       (5,365,431)        5,094,248
   Change in due from affiliates          (5,124,620)         (727,847)      (11,326,395)
   Change in due to affiliates               140,980           (31,069)         (217,439)
   Change in liquidity fees
     receivable                              627,552         1,022,679          (982,215)
   Change in deferred tax asset             (587,007)          (62,654)         (341,679)
   Change in deferred liquidity
     fee income                             (136,045)           (6,125)          (42,350)
   Change in other assets                   (133,995)            1,600                 -
   Change in accounts payable and
     accrued expenses                       (129,360)          181,023            78,086
   Change in commitment fees
     payable to GE Capital                   178,404           179,012           197,452
                                         -----------       -----------       -----------

Cash provided by (used in)
  operating activities                         8,113        (2,001,414)         (393,931)
                                         -----------       ------------         ---------

Financing activities:

Dividends paid                                     -        (2,000,000)      (10,500,000)
                                         -----------       ------------      -----------

Cash used in financing
     activities                                    -        (2,000,000)      (10,500,000)
                                         -----------       ------------      -----------

Net change in cash and cash
     equivalents                               8,113             1,414       (10,893,931)

Cash and cash equivalents at
     beginning of period                     109,277           107,863        11,001,794
                                          ----------       -----------      ------------

Cash and cash equivalents at
     end of period                        $  117,390       $   109,277     $     107,863
                                          ==========       ===========     =============



                See accompanying notes to financial statements.



                        FGIC Securities Purchase, Inc.
                         Notes to Financial Statements
                               December 31, 1997

(1)      Business

         FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI was capitalized on September 24, 1991. FGIC-SPI was formed to provide liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 1997, FGIC-SPI had approximately $2.8 billion par and interest of potential obligations under such arrangements. In order to obtain funds, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements, with GE Capital, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

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

         SEC Registration Fees

         SEC registrations fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers as transactions are consummated. Such fees are deferred when paid and netted against the related reimbursement as transactions are consummated. Management evaluates the recoverability of such deferred fees at each reporting date.


         Expenses

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

         Reserve for Losses

         It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At December 31, 1997, management does not anticipate any losses relative to such arrangements.

         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, on a stand alone basis, as provided in SFAs No. 109, "Accounting for Income Taxes". These temporary differences relate principally to accrued state taxes not settled with GE Capital. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


(3)      Income Taxes

         Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

         FGIC-SPI's effective Federal tax rate differs from the corporate tax rate on ordinary income of 35 percent in 1997, 1996 and 1995. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:


                                Year Ended       Year Ended       Year Ended
                               December 31,     December 31,     December 31,
                                   1997            1996              1995
                              ------------     ------------     ------------
         Computed Statutory
         tax provision          $3,014,845      $3,964,559        $4,164,626

         State and local
         income taxes, net
         of Federal income
         tax benefit               419,925         552,207           578,611
         Other                           -             322             9,332
                                ----------    ------------     -------------

         Income tax expense     $3,434,770      $4,517,088        $4,752,569
                                ==========      ==========     =============




        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:


                                                1997                   1996
                                                ----                   ----

         State taxes                        $1,754,812             $1,230,246
         Commitment fees                       287,912                225,471
                                             ----------            -----------
         Total gross deferred tax assets     2,042,724              1,455,717

         Deferred tax liabilities - other       78,290                 78,290
                                             ----------           ------------

         Net deferred tax asset             $1,964,434             $1,377,427
                                            ==========             ==========


         To the extent that the state and local income tax liability provided for by FGIC-SPI has exceeded the overall consolidated state and local income tax liability of GE Capital, such liability has not been settled (in accordance with the tax-sharing agreement) and remains a current liability of FGIC-SPI. Given that such state and local taxes will not be paid until some future period, the related federal income tax benefit is considered a deferred item. FGIC-SPI believes it is more likely than not that it will realize the benefits of these deductible differences and has not established a valuation allowance at December 31, 1997 and 1996.

(4)      Related Party Transactions

         All municipal securities for which FGIC-SPI provides liquidity are insured by Financial Guaranty Insurance Company, a subsidiary of the Parent.

         As part of a standby loan agreement with GE Capital (see Note 6), FGIC-SPI has incurred commitment fees for the years ended December 31, 1997, 1996 and 1995 of $178,404, $179,012, and $197,452,
         respectively.

         At December 31, 1997 and 1996, $18,408,928 and $8,696,139,
         respectively, of the amount classified as due from affiliates relates to cash balances held by GE Capital. FGIC-SPI has access to these funds on an as needed basis.

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

         The geographical distribution of the underlying par value supported by the thirty six liquidity facilities outstanding at December 31, 1997 was as follows (dollars in millions):

                New York                      $       1,649.4
                California                              301.6
                Connecticut                             289.6
                Pennsylvania                            163.6
                Florida                                 135.1
                Ohio                                    114.2
                Louisiana                                56.1
                Texas                                    31.1
                Oklahoma                                 21.4
                South Carolina                            9.0
                Michigan                                  8.0
                                              ---------------
                Total                         $       2,779.1
                                              ===============

         The maturity distribution of the underlying par value supported by the thirty six liquidity facilities outstanding at December 31, 1997 was as follows (dollars in millions):

               Less than one year            $         298.6
               One to two years                        447.8
               Two to three years                        0.0
               Three to four years                     449.9
               Four to five years                    1,423.3
               Over five years                         159.5
                                             ---------------
               Total                         $       2,779.1
                                             ===============

         The liquidity agreements are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding.

         As of December 31, 1997, the fair value of the uncollected balances on outstanding facilities was $23.8 million. The fair value was calculated based upon current expected cash inflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 5.9%.

         FGIC-SPI is exposed to credit risk that the issuer defaults on the underlying municipal security at a time that FGIC-SPI is holding securities purchased pursuant to a liquidity facility and the financial guarantor fails to perform on its insurance contract. It is the accounting policy of FGIC-SPI to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. Management believes that no such reserves were required at December 31, 1997 and 1996.

         FGIC-SPI is exposed to market risk in the event that FGIC-SPI is required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is the accounting policy of FGIC-SPI to evaluate the likelihood of it being called upon to purchase securities under its liquidity arrangements at amounts greater than their fair value at each reporting period and to establish valuation reserves when deemed appropriate. Management believes that no such valuation reserves were required at December 31, 1997 and 1996.

(6)      Standby Loan Agreements

         FGIC-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to FGIC-SPI in amounts not exceeding the purchase price of the tendered bonds. Such agreements totaled $4.0 billion at December 31, 1997.

         In consideration of the commitment of GE Capital to make loans to FGIC-SPI, FGIC-SPI agrees to pay GE Capital a fee equal to 0.625 basis points on the outstanding facility. The fee is payable on dates mutually agreed to by FGIC-SPI and GE Capital.

(7)       Year 2000

         Year 2000 compliance programs and information systems reviews have been initiated in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved by modifying present systems using existing internal and external programming resources and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of FGIC-SPI.



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

Item 13.       Certain Relationships and Related Transactions.

               Omitted.

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)    Financial Statements
               Included in Part II of this report:
                 Report of Independent Auditors
                 Balance Sheets as of December 31, 1997 and 1996
                 Statements of Income for the years ended
                   December 31, 1997, 1996 and 1995.
                 Statements of Changes in Stockholder's Equity for the years ended December 31, 1997, 1996 and 1995
                 Statements of Cash Flows for the years ended December 31,
                    1997, 1996 and 1995.
                 Notes to Financial Statements

                All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)     Reports On Form 8-K

                During the fourth quarter, reports on Form 8-K were filed on October 1, 1997 (dated September 25, 1997), November 11, 1997 and a Form 8-KA relating to such report (each dated October 2, 1997).

                All Reports on Form 8-K related to Item 5 and Item 7.


        (c)     Exhibit Index

Exhibit
        1.1     --Certificate of Incorporation of FGIC-SPI
                               (Incorporated by reference to Exhibit 1.1 of
                               FGIC-SPI's December 31, 1991 Form 10K)
                  1.2   --     By-Laws of FGIC-SPI
                               (Incorporated by reference to Exhibit 1.2 of
                               FGIC-SPI's December 31, 1991 Form 10K)
                  1.3   --     Consent of Independent Auditors


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



      Signature                           Title              Date
      ---------                           -----              ----



/s/Ann C. Stern                     President (principal     3/27/98
---------------------------          executive officer),
                                          Director
   Ann C. Stern



/s/Christopher Jacobs               Treasurer, Director      3/27/98
--------------------------
   Christopher Jacobs




/s/Amedeo Edward Turi, III
--------------------------               Director          3/27/98
   Amedeo Edward Turi, III




                        Consent of Independent Auditors



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.



We consent to incorporation by reference in the registration statement (No. 33-84062) on Form S-3 of FGIC Securities Purchase, Inc. of our report dated January 17, 1998, relating to the balance sheets of FGIC Securities Purchase, Inc. of December 31, 1997 and 1996, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of FGIC Securities Purchase, Inc.


KPMG Peat Marwick



/s/ KPMG Peat Marwick
---------------------------
    KMPG Peat Marwick



New York, New York
March 24, 1998