Form 10-Q
period 1998-03-31
FGIC SECURITIES PURCHASE INC
filed 1998-05-15
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

          UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

                                                          SHARES OUTSTANDING
TITLE OF CLASS                                               AT MAY 6, 1998
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



ITEM 1.        Financial Statements and Supplementary Data.



                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS

ASSETS                                                  MARCH 31,                DECEMBER 31,
                                                           1998                      1997
                                                      ------------             --------------

 (UNAUDITED)

Short-term investments                               $     117,390             $      117,390
Liquidity fees receivable                                1,294,680                  1,278,386
Due from affiliates                                     20,069,298                 18,408,928
Deferred tax asset                                       2,020,887                  1,964,434
Other assets                                               456,074                    456,074
                                                     -------------              -------------

     Total assets                                      $23,958,329                $22,225,212
                                                       ===========                ===========



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                        $    166,038                $   211,178
Due to affiliates                                         209,529                    140,980
Commitment fees payable to GE Capital                     862,470                    822,145
Accounts payable and accrued expenses                     283,260                    283,259
Taxes payable                                           8,787,150                  8,087,541
                                                        ---------                  ---------

     Total liabilities                                 10,308,447                  9,545,103
                                                       ----------                  ---------

Stockholder's Equity:

Common stock, par value $10.00 per share;

     10 shares authorized, issued
       and outstanding                                        100                        100
Retained earnings                                      13,649,782                 12,680,009
                                                    -------------                -----------

     Total stockholder's equity                        13,649,882                 12,680,109
                                                    -------------              -------------

     Total liabilities and stockholder's equity       $23,958,329                $22,225,212
                                                      ===========                ===========



          See  accompanying   notes  to  interim   financial statements.

                         FGIC SECURITIES PURCHASE, INC.

               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,

                                                                        1998                     1997
                                                                        ----                     ----
Liquidity fee income                                                 $1,770,167                $2,941,046
Investment income                                                             -                         -
                                                              -----------------         -----------------
Total revenues                                                        1,770,167                 2,941,046
General and administrative expenses                                     157,239                   124,247
                                                                    -----------              ------------
Income before provision for  income taxes                             1,612,928                 2,816,799
                                                                     ----------               -----------
Provisions for income taxes
    Federal                                                             522,185                   911,939
    State and local                                                     120,970                   211,260
                                                                    -----------              ------------
Total provisions for income taxes                                       643,155                 1,123,199
                                                                    -----------               -----------
Net income                                                           $  969,773                $1,693,600
                                                                     ==========                ==========



                 See accompanying notes to interim financial statements

                         FGIC SECURITIES PURCHASE, INC.

               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED

                                                                                           MARCH 31,
                                                                                   1998                   1997
                                                                                --------               ---------

OPERATING ACTIVITIES:

Net income                                                                      $969,773              $1,693,600
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:

      Deferred income tax expense                                                (56,453)                (89,679)
      Change in taxes payable                                                    699,609               1,212,878
      Change in due from affiliates                                           (1,660,370)             (1,877,819)
      Change in due to affiliates                                                 68,549
      Change in other assets                                                           -                     391
      Change in liquidity fees receivable                                        (16,294)               (951,193)
      Change in deferred liquidity fee income                                    (45,140)                (22,395)
      Change in accounts payable and accrued expenses                                  1                 (10,750)
      Change in commitment fees payable to GE Capital                             40,325                  44,967
                                                                              ----------              ----------

     Cash provided by operating activities                                             -                       -
                                                                          --------------          --------------

 Net change in cash and cash equivalents                                               -                       -
                                                                           -------------          --------------

   Cash and cash equivalents at beginning of period                              117,390                 109,277
                                                                                --------               ---------

   Cash and cash equivalents at  end of period                                  $117,390                $109,277
                                                                                ========                ========


      See  accompanying   notes  to  interim   financial statements.

                         FGIC SECURITIES PURCHASE, INC.

               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)

(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 1998, FGIC-SPI had approximately $2.6 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at March 31, 1998, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for three months ending March 31, 1998 and 1997, (b) the financial position at March 31, 1998 and December 31, 1997, and (c) cash flows for the three months ended March 31,1998 and 1997.

         These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1997 audited financial statements.

         Significant accounting policies are as follows:

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

         SEC REGISTRATION FEES

         SEC registration fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers, as transactions are consummated. Such fees are deferred when paid, and netted against the related reimbursement as transactions are consummated. Management evaluates the recoverability of such deferred fees at each reporting date.

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

         RESERVE FOR LOSSES

         It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At March 31, 1998, management does not anticipate any losses relative to such arrangements.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the three months ended March 31, 1998, FGIC-SPI earned liquidity fees of $1,770,167 compared to $2,941,046 for the three months ended 1997. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $157,239 and $124,247 of general and administrative expenses for the three months ended March 31, 1998 and 1997, respectively. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              FGIC-SPI is not involved in any pending legal proceedings.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults on Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              a)    Exhibits

                    None.

              b)    Reports on Form 8-K

                    Form 8-K dated March 19, 1998, Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FGIC SECURITIES PURCHASE, INC.
                                              (Registrant)

Date:  __________________________       ________________________________
                                        Ann C. Stern
                                        President (principal
                                        executive officer)

Date:  __________________________       ________________________________
                                        Christopher Jacobs
                                        Treasurer (principal
                                        financial and
                                        accounting officer)