Form 10-Q
period 1998-06-30
FGIC SECURITIES PURCHASE INC
filed 1998-08-14
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1998


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


                                                    SHARES OUTSTANDING
     TITLE OF CLASS                                  AT AUGUST 6, 1998
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





ITEM 1.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS



ASSETS                                       JUNE 30,               DECEMBER 31,
                                              1998                       1997
                                          ------------              -----------
                                           (UNAUDITED)

Short-term investments                    $   123,134              $   117,390
Liquidity fees receivable                   1,118,901                1,278,386
Due from affiliates                        21,994,242               18,408,928
Deferred tax asset                          1,971,195                1,964,434
Other assets                                  438,599                  456,074
                                          -----------              -----------

   Total assets                           $25,646,071              $22,225,212
                                          ===========              ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income             $   249,556              $   211,178
Due to affiliates                              69,948                  140,980
Commitment fees payable to GE Capital         654,490                  822,145
Accounts payable and accrued expenses         306,760                  283,259
Taxes payable                               9,526,175                8,087,541
                                           ----------                ---------

   Total liabilities                       10,806,929                9,545,103
                                           ----------                ---------

Stockholder's Equity:

Common stock, par value $10.00
  per share; 10 shares authorized,
  issued and outstanding                          100                      100
Retained earnings                          14,839,040               12,680,009
                                          -----------              -----------

   Total stockholder's equity              14,839,140               12,680,109
                                          -----------              -----------

   Total liabilities and
     stockholder's equity                 $25,646,069              $22,225,212
                                          ===========              ===========









             See accompanying notes to interim financial statements.
                                     Page 3




                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                      ENDED JUNE 30,        ENDED JUNE 30,

                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
Liquidity fee income              $1,875,176  $2,959,403  $3,645,343  $5,900,449
Investment income                      5,744           -       5,744           -
                                  ----------   ---------   ---------   ---------
Total revenues                     1,880,920   2,959,403   3,651,087   5,900,449
General and administrative expenses  (97,056)    187,005      60,183     311,253
                                  ----------   ---------   ---------   ---------
Income before provision for
 income taxes                      1,977,976   2,772,398   3,590,904   5,589,196
                                  ----------   ---------   ---------   ---------
Provisions for income taxes
  Federal                            640,370     897,563   1,162,555   1,809,503
  State and local                    148,348     207,930     269,318     419,190
                                  ----------   ---------   ---------   ---------
Total provisions for income taxes    788,718   1,105,493   1,431,873   2,228,693
                                  ----------   ---------   ---------   ---------
Net income                        $1,189,258  $1,666,905  $2,159,031  $3,360,503
                                  ==========  ==========  ==========  ==========














             See accompanying notes to interim financial statements
                                     Page 4




                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED
                                                           JUNE 30,
                                                        1998            1997
                                                    -----------      -----------



OPERATING ACTIVITIES:

Net income                                           $2,159,031       $3,360,503
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:

  Deferred income tax expense                            (6,761)       (178,468)
  Change in taxes payable                             1,438,634        2,407,160
  Change in due from affiliates                      (3,585,314)     (4,866,978)
  Change in due to affiliates                           (71,031)               -
  Change in other assets                                 17,476                -
  Change in liquidity fees receivable                   159,485        (801,949)
  Change in deferred liquidity fee income                38,378         (16,627)
  Change in accounts payable and accrued expenses        23,501            5,641
  Change in commitment fees payable to GE Capital      (167,655)          90,718
                                                     -----------       ---------

  Cash provided by operating activities                   5,744                -
                                                     -----------      ----------

  Net change in cash and cash equivalents                 5,744                -
                                                     -----------      ----------

Cash and cash equivalents at beginning of period        117,390          109,277
                                                     -----------      ----------

Cash and cash equivalents at end of period             $123,134         $109,277
                                                     ===========      ==========









             See accompanying notes to interim financial statements.
                                     Page 5



                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30,1998
                                   (UNAUDITED)


(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30, 1998, FGIC-SPI had approximately $2.7 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at June 30, 1998, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for six months ending June 30, 1998 and 1997, (b) the financial position at June 30, 1998 and December 31, 1997, and (c) cash flows for the six months ended June 30,1998 and 1997.

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

         RESERVE FOR LOSSES

         It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At June 30, 1998, management does not anticipate any losses relative to such arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the six months ended June 30, 1998, FGIC-SPI earned liquidity fees of $3,645,343 compared to $5,900,449 for the six months ended 1997. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $60,183 and $311,255 of general and administrative expenses for the six months ended June 30, 1998 and 1997, respectively. The decrease in general and administrative expenses is primarily due to a credit recognized for prior years commitment fees payable, waived by GE Capital. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the second quarter of 1998, FGIC-SPI earned liquidity fees of $1,875,176 compared to $2,959,403 for the three months ended June 30, 1997. FGIC-SPI incurred ($97,055) and $187,005 of general and administrative expenses for the three months ended June 30, 1998 and 1997, respectively. The decrease in general and administrative expenses is primarily due to a credit recognized for prior years commitment fees payable, waived by GE Capital. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              None.

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

                                           FGIC SECURITIES PURCHASE, INC.
                                           ------------------------------
                                                     (Registrant)

Date:  8/14/98                             /s/
                                           ------------------------------
                                                  Ann C. Stern
                                                  President (principal
                                                  executive officer)

Date:  8/14/98                             /s/
                                           ------------------------------
                                                  Christopher Jacobs
                                                  Treasurer (principal
                                                  financial and
                                                  accounting officer)