Form 10-Q
period 1998-09-30
FGIC SECURITIES PURCHASE INC
filed 1998-11-13
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                 Yes  X     No
                                     ----      -----

                                                           SHARES OUTSTANDING
TITLE OF CLASS                                             AT NOVEMBER 6, 1998
--------------                                            --------------------

Common Stock (voting), $10.00 par value                             10



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



ITEM 1.        Financial Statements and Supplementary Data.

                                                   FGIC SECURITIES PURCHASE, INC.
                                         (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                                           BALANCE SHEETS

ASSETS                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                            1998                     1997
                                                                       ------------              -------------
                                                                        (UNAUDITED)

Short-term investments                                                $     124,786             $      117,390
Liquidity fees receivable                                                 1,181,902                  1,278,386
Due from affiliates                                                      23,664,880                 18,408,928
Deferred tax asset                                                        1,933,244                  1,964,434
Other assets                                                                438,599                    456,074
                                                                      -------------              -------------

     Total assets                                                       $27,343,411                $22,225,212
                                                                        ===========                ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                          $    270,546                $   211,178
Due to affiliates                                                         3,182,938                    140,980
Commitment fees payable to GE Capital                                       445,490                    822,145
Accounts payable and accrued expenses                                       306,761                    283,259
Taxes payable                                                             7,163,619                  8,087,541
                                                                         ----------                  ---------

     Total liabilities                                                   11,369,354                  9,545,103
                                                                         ----------                  ---------

Stockholder's Equity:
Common stock, par value $10.00 per share;

     10 shares authorized, issued and outstanding                               100                        100
Retained earnings                                                        15,973,957                 12,680,009
                                                                      -------------                -----------

     Total stockholder's equity                                          15,974,057                 12,680,109
                                                                      -------------              -------------

     Total liabilities and stockholder's equity                         $27,343,411                $22,225,212
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


                                                   FGIC SECURITIES PURCHASE, INC.
                                         (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                            FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                           1998               1997             1998             1997
                                                           ----               ----             ----             ----
Liquidity fee income                                  $1,782,598          $1,625,073         $5,427,941      $7,525,523
Investment income                                            1,652             8,113              7,396           8,113
                                                       -----------       -----------       ------------    ------------
Total revenues                                           1,784,250         1,633,186          5,435,337       7,533,636
General and administrative expenses                        (103,348)         320,905           (43,164)         632,158
                                                       -------------      ----------      -------------      ----------
Income before provision for income taxes                 1,887,598         1,312,281          5,478,501       6,901,478
                                                         ---------         ---------          ---------       ---------
Provisions for income taxes
   Federal                                                 611,110           424,851          1,773,665       2,234,354
   State and local                                         141,570            98,421            410,888         517,610
                                                       -----------        ----------       ------------    ------------
Total provisions for income taxes                          752,680           523,272          2,184,553       2,751,964
                                                       -----------         ---------        -----------     -----------
Net income                                              $1,134,918          $789,009         $3,293,948      $4,149,514
                                                        ==========          ========         ==========      ==========


             See accompanying notes to interim financial statements

                                                   FGIC SECURITIES PURCHASE, INC.
                                         (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 1998                   1997
                                                                                 ----                   ----
OPERATING ACTIVITIES:

Net income                                                                    $3,293,948              $4,149,514
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:

      Deferred income tax expense                                                 31,189                (576,346)
      Change in taxes payable                                                   (923,922)               (700,335)
      Change in due from affiliates                                           (5,255,952)             (3,761,724)
      Change in due to affiliates                                              3,041,958                       -
      Change in other assets                                                      17,476                 161,005
      Change in liquidity fees receivable                                         96,484                 722,146
      Change in deferred liquidity fee income                                     59,368                (130,158)
      Change in accounts payable and accrued expenses                             23,502                   7,640
      Change in commitment fees payable to GE Capital                           (376,655)                136,371
                                                                              -----------             ----------

     Cash provided by operating activities                                         7,396                   8,113
                                                                            ------------             -----------

     Net change in cash and cash equivalents                                       7,396                   8,113
                                                                            ------------              ----------

   Cash and cash equivalents at beginning of period                              117,390                 109,277
                                                                              ----------               ---------

   Cash and cash equivalents at  end of period                                  $124,786                $117,390
                                                                               =========                ========

             See accompanying notes to interim financial statements.


                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                SEPTEMBER 30,1998
                                   (UNAUDITED)

(1)      BUSINESS

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of September 30, 1998, FGIC-SPI had approximately $2.6 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at September 30, 1998, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for nine months ending September 30, 1998 and 1997, (b) the financial position at September 30, 1998 and December 31, 1997, and (c) cash flows for the nine months ended September 30, 1998 and 1997.

         These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1997 audited financial statements.

         Significant accounting policies are as follows:

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, FGIC-SPI considers all highly liquid investments with original maturities of nine months or less to be cash equivalents.

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

         RESERVE FOR LOSSES

         It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At September 30, 1998, management does not anticipate any losses relative to such arrangements.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the nine months ended September 30, 1998, FGIC-SPI earned liquidity fees of $5,427,941 compared to $7,525,523 for the nine months ended 1997. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred ($43,164) and $632,158 of general and administrative expenses for the nine months ended September 30, 1998 and 1997, respectively. The decrease in general and administrative expenses is primarily due to a credit recognized for prior years commitment fees payable, waived by GE Capital. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the third quarter of 1998, FGIC-SPI earned liquidity fees of $1,782,598 compared to $1,625,073 for the three months ended September 30, 1997. FGIC-SPI incurred ($103,348) and $320,905 of general and administrative expenses for the three months ended September 30, 1998 and 1997, respectively. The decrease in general and administrative expenses is primarily due to a credit recognized for prior years commitment fees payable, waived by GE Capital. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

               The Year 2000 Issue is the result of computer programs being written using two digit date fields rather than four to define an applicable year, which could result in system failures or miscalculations causing disruptions in the operations of FGIC-SPI and its suppliers and customers. A Year 2000 Project has been instituted at FGIC-SPI. An initial evaluation of FGIC-SPI current computer systems, software, suppliers and customers has been performed, revealing that FGIC-SPI has no real Year 2000 Issue. While FGIC-SPI believes its Year 2000 Project will adequately address FGIC-SPI internal Year 2000 issues, the overall risks associated with Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on FGIC-SPI and its operations.

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

                                            FGIC SECURITIES PURCHASE, INC.
                                                      (Registrant)

Date:      November 11, 1998                            /S/
                                            ------------------------------
                                            Ann C. Stern
                                            President (principal
                                            executive officer)

Date:      November 11, 1998                            /S/
                                            ------------------------------
                                            Christopher Jacobs
                                            Treasurer (principal
                                            financial and
                                            accounting officer)