Form 10-Q/A
period 1998-06-30
FGIC SECURITIES PURCHASE INC
filed 1998-12-30
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q/A


                               QUARTERLY REPORT


       UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1998


                          COMMISSION FILE NO. 0-19564


                        FGIC SECURITIES PURCHASE, INC.
                            A DELAWARE CORPORATION
                  IRS EMPLOYER IDENTIFICATION NO. 13-3633082
                       115 BROADWAY, NEW YORK, NY 10006
                          TELEPHONE - (212) 312-3000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X               No
                          -------                --------


                                                         SHARES OUTSTANDING
TITLE OF CLASS                                            AT AUGUST 6, 1998
                                                        --------------------

Common Stock (voting), $10.00 par value                           10








Registrant meets the conditions set forth in general  instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Balance Sheets                                           3
                  Statements of Operations                                 4
                  Statements of Cash Flows                                 5
                  Notes to Unaudited Interim Financial Statements         6-8


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               9



PART II. OTHER INFORMATION

      Item 1 - Item 6                                                     10


      Signatures                                                          11

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                BALANCE SHEETS



ASSETS                                                       JUNE 30,            DECEMBER 31,
                                                               1998                  1997
                                                           -------------        --------------
                                                            (UNAUDITED)

Short-term investments                                    $     123,134        $     117,390
Liquidity fees receivable                                     1,118,901            1,278,386
Due from affiliates                                          21,994,242           18,408,928
Deferred tax asset                                            1,964,632            1,964,434
Other assets                                                    438,599              456,074
                                                          -------------        -------------

     Total assets                                         $  25,639,508        $  22,225,212
                                                          =============        =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                  $249,556             $211,178
Due to affiliates                                                69,948              140,980
Commitment fees payable to GE Capital                            82,345              822,145
Accounts payable and accrued expenses                           306,762              283,259
Taxes payable                                                 9,419,924            8,087,541
                                                             ----------            ---------

     Total liabilities                                       10,128,535            9,545,103
                                                             ----------            ---------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                   100                  100
     Additional paid in capital                                 822,145                    -
Retained earnings                                            14,688,728           12,680,009
                                                            -----------          -----------

     Total stockholder's equity                              15,510,973           12,680,109
                                                            -----------          -----------

     Total liabilities and stockholder's equity             $25,639,508          $22,225,212
                                                            ===========          ===========





            See accompanying notes to interim financial statements.
                                    Page 3

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                1998           1997            1998             1997
                                                ----           ----            ----             ----

Liquidity fee income                         $1,875,176      $2,959,403      $3,645,343      $5,900,449

Investment income                                 5,744               -           5,744               -
                                            -----------     -----------     -----------     -----------
Total revenues                                1,880,920       2,959,403       3,651,087       5,900,449

General and administrative expenses             152,944         187,005         310,183         311,253
                                            -----------     -----------     -----------     -----------
Income before provision for income taxes      1,727,976       2,772,398       3,340,904       5,589,196
                                            -----------     -----------     -----------     -----------

Provisions for income taxes

   Federal                                      559,432         897,563       1,081,617       1,809,503

   State and local                              129,598         207,930         250,568         419,190
                                            -----------     -----------     -----------     -----------
Total provisions for income taxes               689,030       1,105,493       1,332,185       2,228,693
                                            -----------     -----------     -----------     -----------
Net income                                   $1,038,946      $1,666,905      $2,008,719      $3,360,503
                                            ===========     ===========     ===========     ===========








            See accompanying notes to interim financial statements
                                    Page 4

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                1998             1997
                                                                            -------------    -------------
OPERATING ACTIVITIES:

Net income                                                                    $2,008,719        $3,360,503
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Deferred income tax expense                                                   (198)         (178,468)
      Change in taxes payable                                                  1,332,383         2,407,160
      Change in due from affiliates                                           (3,585,314)       (4,866,978)
      Change in due to affiliates                                                (71,032)                -
      Change in other assets                                                      17,475                 -
      Change in liquidity fees receivable                                        159,485          (801,949)
      Change in deferred liquidity fee income                                     38,378           (16,627)
      Change in accounts payable and accrued expenses                             23,503             5,641
      Change in commitment fees payable to GE Capital                             82,345            90,718
                                                                              ----------        ----------

     Cash provided by operating activities                                         5,744                 -
                                                                              ----------        ----------

     Net change in cash and cash equivalents                                       5,744                 -
                                                                              ----------        ----------

   Cash and cash equivalents at beginning of period                              117,390           109,277
                                                                              ----------        ----------

   Cash and cash equivalents at end of period                                   $123,134          $109,277
                                                                              ==========        ==========


  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Waived commitment fees payable to GE Capital                             $  822,145                 -
                                                                              ==========        ==========








            See accompanying notes to interim financial statements.
                                    Page 5

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30,1998
                                  (UNAUDITED)


(1)  BUSINESS
     --------

     FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30, 1998, FGIC-SPI had approximately $2.7 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.0 billion at June 30, 1998, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)  RESTATEMENTS
     ------------

     On December 28, 1998, the Company determined that certain adjustments should be made to the Company's previously issued financial statements for the quarter ended June 30, 1998, to reflect a change in the accounting treatment with respect to stand-by loan commitment fees waived by GE Capital.

     The Company initially recorded such fees as general and administrative expenses in years 1994 through 1997. In May of 1998, GE Capital waived all such fees previously accrued through December 31, 1997. The Company initially recorded the waiving of such fees as a reduction of general and administrative expenses.

     Upon subsequent review, the Company determined that the waiving of such fees should have been recorded as additional paid-in-capital.

     The effect of this accounting change resulted in the Company increasing expenses by $250,000 and reducing reported earnings by $150,312 for both the three and six month periods ended June 30, 1998. Additionally, as a result of this accounting change, at June 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $6,563, $572,145, $106,251, and $150,312, respectively, and additional paid-in-capital was increased by $822,145.

(3)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

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

     COMMITMENT FEES

     The commitment fees are accrued on the outstanding liquidity facilities (see Note 4).

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

(4)  INCOME TAXES
     ------------

     Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return in accordance with SFAS No. 109.

(5)  CAPITAL CONTRIBUTION
     --------------------

     In May of 1998, GE Capital waived all Stand-by loan commitment fees previously accrued through December 31, 1997. Total fees amounted to $822,145. Such fees were originally recorded as general and administrative expenses (years 1994 through 1997). The total waived fees have been recorded as additional paid-in capital. No further waiving of fees is anticipated in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the six months ended June 30, 1998, FGIC-SPI earned liquidity fees of $3,645,343 compared to $5,900,449 for the six months ended 1997. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $310,183 and $311,255 of general and administrative expenses for the six months ended June 30, 1998 and 1997, respectively.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the second quarter of 1998, FGIC-SPI earned liquidity fees of $1,875,176 compared to $2,959,403 for the three months ended June 30, 1997. FGIC-SPI incurred $152,944 and $187,005 of general and administrative expenses for the three months ended June 30, 1998 and 1997, respectively.

         In May of 1998, GE Capital waived all Stand-by loan commitment fees previously accrued through December 31, 1997. Total fees amounted to $822,145. Such fees were originally recorded as general and administrative expenses (years 1994 through 1997). The total waived fees have been recorded as additional paid-in capital. No further waiving of fees is anticipated in future periods.

         RESTATEMENTS

         On December 28, 1998, the Company determined that certain adjustments should be made to the Company's previously issued financial statements for the quarter ended June 30, 1998, to reflect a change in the accounting treatment with respect to stand-by loan commitment fees waived by GE Capital.

         The Company initially recorded such fees as general and administrative expenses in years 1994 through 1997. In May of 1998, GE Capital waived all such fees previously accrued through December 31, 1997. The Company initially recorded the waiving of such fees as a reduction of general and administrative expenses.

         Upon subsequent review, the Company determined that the waiving of such fees should have been recorded as additional paid-in-capital.

         The effect of this accounting change resulted in the Company increasing expenses by $250,000 and reducing reported earnings by $150,312 for both the three and six month periods ended June 30, 1998. Additionally, as a result of this accounting change, at June 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $6,563, $572,145, $106,251, and $150,312, respectively, and additional paid-in-capital was increased by $822,145.

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

                                    FGIC SECURITIES PURCHASE, INC.
                                    ------------------------------
                                              (Registrant)



Date:    December 30, 1998           /s/ Ann C. Stern
       -------------------------    --------------------------------------------
                                    Ann C. Stern, President
                                    (Principal executive officer)

Date:    December 30, 1998           /s/ Christopher Jacobs
       -------------------------    --------------------------------------------
                                    Christopher Jacobs, Treasurer
                                    (Principal financial and accounting officer)