Form 10-Q/A
period 1998-09-30
FGIC SECURITIES PURCHASE INC
filed 1998-12-30
CIK 880407

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




                                                           SHARES OUTSTANDING
TITLE OF CLASS                                             AT NOVEMBER, 1998
                                                           -----------------

Common Stock (voting), $10.00 par value                            10









Registrant meets the conditions set forth in general  instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS
-----------------


                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets                                              3
               Statements of Operations                                    4
               Statements of Cash Flows                                    5
               Notes to Unaudited Interim Financial Statements           6 - 8


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                9, 10



PART II. OTHER INFORMATION

      Item 1 - Item 6                                                       11


      Signatures                                                            12

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                BALANCE SHEETS


ASSETS                                                 SEPTEMBER 30,       DECEMBER 31,
                                                           1998                1997
                                                       -------------      --------------
                                                        (UNAUDITED)

Short-term investments                                  $   124,786         $   117,390
Liquidity fees receivable                                 1,181,902           1,278,386
Due from affiliates                                      23,664,880          18,408,928
Deferred tax asset                                        1,920,119           1,964,434
Other assets                                                438,599             456,074
                                                        -----------         -----------

     Total assets                                       $27,330,286         $22,225,212
                                                        ===========         ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                           $   270,546         $   211,178
Due to affiliates                                         3,182,938             140,980
Commitment fees payable to GE Capital                       123,345             822,145
Accounts payable and accrued expenses                       306,761             283,259
Taxes payable                                             6,951,119           8,087,541
                                                        -----------         -----------

     Total liabilities                                   10,834,709           9,545,103
                                                        -----------         -----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding               100                 100
     Additional paid in capital                             822,145                   -
Retained earnings                                        15,673,332          12,680,009
                                                        -----------         -----------

     Total stockholder's equity                          16,495,577          12,680,109
                                                        -----------         -----------

     Total liabilities and stockholder's equity         $27,330,286         $22,225,212
                                                        ===========         ===========









            See accompanying notes to interim financial statements.

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                          1998           1997            1998             1997
                                                          ----           ----            ----             ----

Liquidity fee income                                   $1,782,598      $1,625,073     $5,427,941      $7,525,523

Investment income                                           1,652           8,113          7,396           8,113
                                                      -----------     -----------    -----------     -----------
Total revenues                                          1,784,250       1,633,186      5,435,337       7,533,636

General and administrative expenses                       146,652         320,905        456,836         632,158
                                                      -----------     -----------    -----------     -----------
Income before provision for income taxes                1,637,598       1,312,281      4,978,501       6,901,478
                                                      -----------     -----------    -----------     -----------

Provisions for income taxes

   Federal                                                530,172         424,851      1,611,790       2,234,354

   State and local                                        122,820          98,421        373,388         517,610
                                                      -----------     -----------    -----------     -----------
Total provisions for income taxes                         652,992         523,272      1,985,178       2,751,964
                                                      -----------     -----------    -----------     -----------
Net income                                              $ 984,606        $789,009     $2,993,323      $4,149,514
                                                      ===========     ===========    ===========     ===========








            See accompanying notes to interim financial statements

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  1998             1997
                                                                             -------------     ------------
OPERATING ACTIVITIES:

Net income                                                                    $2,993,323       $4,149,514
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Deferred income tax expense                                                 44,315         (576,346)
      Change in taxes payable                                                 (1,136,422)        (700,335)
      Change in due from affiliates                                           (5,255,952)      (3,761,724)
      Change in due to affiliates                                              3,041,958                -
      Change in other assets                                                      17,475          161,005
      Change in liquidity fees receivable                                         96,484          722,146
      Change in deferred liquidity fee income                                     59,368         (130,158)
      Change in accounts payable and accrued expenses                             23,502            7,640
      Change in commitment fees payable to GE Capital                            123,345          136,371
                                                                              ----------       ----------

     Cash provided by operating activities                                         7,396            8,113
                                                                              ----------       ----------

     Net change in cash and cash equivalents                                       7,396            8,113
                                                                              ----------       ----------

   Cash and cash equivalents at beginning of period                              117,390          109,277
                                                                              ----------       ----------

   Cash and cash equivalents at end of period                                   $124,786         $117,390
                                                                              ==========       ==========


  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Waived commitment fees payable to GE Capital                              $ 822,145                -
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

(2)  RESTATEMENTS
     ------------

     On December 28, 1998, the Company determined that certain adjustments should be made to the Company's previously issued financial statements for the quarters ended June 30, 1998 and September 30, 1998, to reflect a change in the accounting treatment with respect to stand-by loan commitment fees waived by GE Capital.

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

     The effect of this accounting change resulted in the Company increasing expenses by $250,000 and $500,000, respectively, and reducing reported earnings by $150,312 and $300,624, respectively, for the three and nine month periods ended September 30, 1998. Additionally, as a result of this accounting change, at September 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $13,125, $322,145, $212,500, and $300,624, respectively, and additional paid-in-capital was increased by $822,145.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the nine months ended September 30, 1998, FGIC-SPI earned liquidity fees of $5,427,941 compared to $7,525,523 for the nine months ended 1997. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $456,836 and $632,158 of general and administrative expenses for the nine months ended September 30, 1998 and 1997, respectively.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the third quarter of 1998, FGIC-SPI earned liquidity fees of $1,782,598 compared to $1,625,073 for the three months ended September 30, 1997. FGIC-SPI incurred $146,652 and $320,905 of general and administrative expenses for the three months ended September 30, 1998 and 1997, respectively.

         In May of 1998, GE Capital waived all Stand-by loan commitment fees previously accrued through December 31, 1997. Total fees amounted to $822,145. Such fees were originally recorded as general and administrative expenses (years 1994 through 1997). The total waived fees have been recorded as additional paid-in capital. No further waiving of fees is anticipated in future periods.

         RESTATEMENTS

         On December 28, 1998, the Company determined that certain adjustments should be made to the Company's previously issued financial statements for the quarters ended June 30, 1998 and September 30, 1998, to reflect a change in the accounting treatment with respect to stand-by loan commitment fees waived by GE Capital.

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

         The effect of this accounting change resulted in the Company increasing expenses by $250,000 and $500,000, respectively, and reducing reported earnings by $150,312 and $300,624, respectively, for the three and nine month periods ended September 30, 1998. Additionally, as a result of this accounting change, at September 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $13,125, $322,145, $212,500, and $300,624, respectively, and additional paid-in-capital was increased by $822,145.

         Y2K

         The Year 2000 Issue is the result of computer programs being written using two digit date fields rather than four to define an applicable year, which could result in system failures or miscalculations causing disruptions in the operations of FGIC-SPI and its suppliers and customers. A Year 2000 Project has been instituted at FGIC-SPI. An initial evaluation of FGIC-SPI current computer systems, software, suppliers and customers has been performed; revealing that FGIC-SPI has no real Year 2000 Issue. While FGIC-SPI believes its Year 2000 Project will adequately address FGIC-SPI internal Year 2000 issues, the overall risks associated with Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on FGIC-SPI and its operations.

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



                                  FGIC SECURITIES PURCHASE, INC.
                                  ------------------------------
                                            (Registrant)




Date:    December 30, 1998         /s/ Ann C. Stern
       ---------------------      ---------------------------------------------
                                   Ann C. Stern, President
                                   (Principal executive officer)

Date:    December 30, 1998         /s/ Christopher Jacobs
       ---------------------      ---------------------------------------------
                                   Christopher Jacobs, Treasurer
                                   (Principal financial and accounting officer)