Form 10-K
period 1998-12-31
FGIC SECURITIES PURCHASE INC
filed 1999-03-31
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
                               ------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

                               Title of each class
                               --------------------

                    Common Stock, par value $10.00 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

Aggregate market value of the voting stock held by nonaffiliates of the registrant at _________, 1999. None.

        At March 23, 1999, 10 shares of common stock with a par value of $10.00 per share were outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                        Page
                                                                        ----
PART I

    Item 1.     Business                                                  1
    Item 2      Properties                                                1
    Item 3.     Legal Proceedings                                         1
    Item 4.     Submission of Matters to a Vote of Security Holders       1


PART II

    Item 5.     Market for the Registrant's Common Equity and Related
                Stockholder Matters                                       2
    Item 6.     Selected Financial Data                                   2
    Item 7.     Management's Discussion and Analysis of Results
                of Operations                                             2
    Item 8.     Financial Statements and Supplementary Data               6
    Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      15


PART III

    Item 10.    Directors and Executive Officers of the Registrant       15
    Item 11.    Executive Compensation                                   15
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                           15
    Item 13.    Certain Relationships and Related Transactions           15


PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                              15
                Signatures                                               16

                                     PART I



Item 1.        Business.

               FGIC Securities Purchase, Inc. ("FGIC-SPI") was incorporated in 1990 in the State of Delaware. As of December 31, 1998, all outstanding capital stock of FGIC-SPI was owned by FGIC Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"), a New York corporation, the ultimate parent of which is General Electric Company.

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

               For the years ended December 31, 1998 and 1997, fees earned totaled $7,165,522 and $9,283,899 respectively. The decrease in earnings is primarily due to a reduction in the liquidity facility utilized during 1998. FGIC-SPI also incurred $602,052 and $678,169 in expenses for the years ended December 31, 1998 and 1997, respectively. Expenses decreased $76,117 or 11% from 1997 to 1998 primarily as a result of a decrease in the number and value of the transactions for which FGIC SPI provided a liquidity facility.

               For the years ended December 31, 1997 and 1996, fees earned totaled $9,283,899 and $11,785,585 respectively. The decrease in earnings is primarily due to a reduction in the liquidity facility utilized during 1997. FGIC-SPI also incurred $678,169 and $459,685 in expenses for the years ended December 31, 1997 and 1996 respectively. Expenses increased $218,484 or 48% from 1996 to 1997 primarily as a result of increased sales efforts. During 1998, three deals closed totaling $298.6 million of liquidity facility. During 1997, two deals closed totaling $96.4 million of liquidity facility. During 1996, four deals closed totaling $75.4 million of liquidity facility.

               Restatements

               On December 28, 1998, FGIC-SPI determined that certain adjustments should be made to FGIC-SPI's previously issued financial statements for the quarters ended June 30, 1998 and September 30, 1998, to reflect a change in the accounting treatment with respect to stand-by loan commitment fees waived by GE Capital.

               FGIC-SPI initially recorded such fees as general and administrative expenses in years 1994 through 1997. In May of 1998, GE Capital waived all such fees previously accrued through December 31, 1997. FGIC-SPI initially recorded the waiving of such fees as a reduction of general and administrative expenses.

               Upon subsequent review, FGIC-SPI determined that the waiving of such fees should have been recorded as additional paid-in-capital.

               The effect of this accounting change resulted in FGIC-SPI increasing expenses by $250,000 and $500,000, respectively, and reducing reported earnings by $150,312 and $300,624, respectively, for the three and nine month periods ended September 30, 1998. Additionally, as a result of this accounting change, at September 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $13,125, $322,145, $212,500, and $300,624, respectively, and additional paid-in-capital was increased by $822,145.

               The effect of this accounting change resulted in FGIC-SPI increasing expenses by $250,000 and reducing reported earnings by $150,312 for both the three and six month periods ended June 30, 1998. Additionally, as a result of this accounting change, at June 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $6,563, $572,145, $106,251, and $150,312, respectively, and additional paid-in-capital was increased by $822,145.

               Year 2000

               The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. FGIC recognizes the seriousness of the Year 2000 issue and has developed an action plan to mitigate Year 2000 issues in their information systems, products, facilities and suppliers. The action plan has been reviewed by senior management at FGIC-SPI and GE Capital Services internal audit staff. Our progress is closely monitored by GE Capital's Year 2000 Program Management Office.

               The action plan is divided into four phases: (1) define/measure
               - identify and inventory possible sources of Year 2000 issues;
               (2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve - execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans.

               The action plan includes solutions which are appropriate to the specific situations. Some systems have been upgraded to new systems (or to new releases of existing systems) which are Year 2000 ready. Remediation of FGIC's applications is complete. Year 2000 system testing is currently in progress; we expect to be completed mid-1999. The cost of addressing such matters will not have a material impact on the business, operations, or financial condition of FGIC-SPI.

               Business operations are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utilities, communications, transportation and other services. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 action plan, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity.

                We are in the process of updating our Business Contingency and Disaster Recovery Plans, as appropriate. We expect these plans to be completed and tested by mid-1999.

                The foregoing is Year 2000 Readiness Disclosure subject to the Year 2000 Information and Readiness Disclosure Act, entitled to the protections of said Act.

                          Independent Auditors' Report



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.

We have audited the accompanying balance sheets of FGIC Securities Purchase, Inc. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FGIC Securities Purchase, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP



/s/  [KPMG LLP]
-------------------
[KPMG LLP]



January 22, 1999
New York, New York

Item 8.        Financial Statements and Supplementary Data.


                         FGIC Securities Purchase, Inc.
                                 Balance Sheets



ASSETS                                                                    December 31,           December 31,
                                                                               1998                    1997
                                                                          -----------------      ----------------

Short-term investments                                                          $126,285           $     117,390
Liquidity fees receivable                                                      1,117,220               1,278,386
Due from GE Capital                                                           20,595,753              18,408,928
Deferred tax asset                                                             2,136,958               1,964,434
Other assets                                                                     353,109                 456,074
                                                                           -------------            ------------

     Total assets                                                            $24,329,325             $22,225,212
                                                                             ===========             ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                                   $306,300           $     211,178
Due to affiliates                                                                      -                 140,980
Commitment fees payable to GE Capital                                            161,342                 822,145
Accounts payable and accrued expenses                                            346,760                 283,259
Taxes payable                                                                  6,061,034               8,087,541
                                                                             -----------              ----------

     Total liabilities                                                         6,875,436               9,545,103
                                                                             -----------              ----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                                    100                     100
     Additional paid in capital                                                  822,145                       -
Retained earnings                                                             16,631,644              12,680,009
                                                                            ------------              ----------

     Total stockholder's equity                                               17,453,889              12,680,109
                                                                            ------------              ----------

     Total liabilities and stockholder's equity                              $24,329,325             $22,225,212
                                                                             ===========             ===========











                 See accompanying notes to financial statements.

                         FGIC Securities Purchase, Inc.
                              Statements of Income





                                                                                For the Year Ended
                                                                                       December 31,
                                                            ------------------------------------------------------

                                                              1998                   1997                1996
                                                              ----                   ----                ----

Liquidity fee income                                            $7,165,522           $9,283,899         $11,785,585
Investment income                                                    8,895                8,113               1,414
                                                               -----------       --------------       -------------
       Total revenues                                            7,174,417            9,292,012          11,786,999

General and administrative expenses                                440,710              499,765             280,673
GE Capital commitment fees                                         161,342              178,404             179,012
                                                                ----------         ------------      --------------

     Total expenses                                                602,052              678,169             459,685
                                                                ----------         ------------      --------------

Income before provision for
  income taxes                                                   6,572,365            8,613,843          11,327,314

Income tax expense (benefit):

     Federal
        Current                                                  2,300,328            3,375,738           3,730,193
        Deferred                                                  (172,525)            (587,006)            (62,654)
     State and local                                               492,927              646,038             849,549
                                                               -----------          -----------       -------------

  Total income tax expense                                       2,620,730            3,434,770           4,517,088
                                                                ----------           ----------        ------------

        Net income                                              $3,951,635           $5,179,073          $6,810,226
                                                                ==========           ==========          ==========






                 See accompanying notes to financial statements.

                         FGIC Securities Purchase, Inc.
                  Statements of Changes in Stockholder's Equity
                    For the Years Ended December 31, 1998, 1997, and 1996





                                             Common          Additional Paid          Retained
                                              Stock             In Capital            Earnings             Total
                                             -------         ------------------       ---------            -----


Balance, January 1, 1996                      $100                        -       $2,690,710               $ 2,690,810

Net Income                                       -                        -        6,810,226                 6,810,266

Dividends paid                                   -                        -       (2,000,000)               (2,000,000)
                                             -----                                -----------              ------------

Balance, December 31, 1996                     100                        -        7,500,936                 7,501,036

Net Income                                       -                        -        5,179,073                 5,179,073
                                             -----              -----------       ----------               ------------

Balance December 31, 1997                      100                        -       12,680,009                12,680,109

Net Income                                       -                        -        3,951,635                 3,951,635

Capital contribution                             -                  822,145              -                     822,145
                                            ------                 --------       -----------             -------------

Balance, December 31, 1998                    $100                 $822,145      $16,631,644               $17,453,889
                                              ====                 ========      ===========               ============






                 See accompanying notes to financial statements.

                         FGIC Securities Purchase, Inc.
                            Statements of Cash Flows


                                                                          For the Year Ended
                                                                             December 31,
                                                              ------------------------------------------

                                                               1998               1997              1996
                                                               ----               ----              ----


Operating activities:

Net income                                                    $3,951,635        $5,179,073         $ 6,810,226
   Adjustments to reconcile net
   income to net cash
   provided by operating activities:
   Change in taxes payable                                    (2,026,506)           (6,869)         (5,365,431)
   Change in due from affiliates                              (2,186,824)       (5,124,620)           (727,847)
   Change in due to affiliates                                  (140,980)          140,980             (31,069)
   Change in liquidity fees
     receivable                                                  161,166           627,552           1,022,679
   Change in deferred tax asset                                 (172,524)         (587,007)            (62,654)
   Change in deferred liquidity
     fee income                                                   95,122          (136,045)             (6,125)
   Change in other assets                                        102,965          (133,995)              1,600
   Change in accounts payable and
     accrued expenses                                             63,501          (129,360)            181,023
   Change in commitment fees
     payable to GE Capital                                       161,340           178,404             179,012
                                                                --------     -------------       -------------

Cash provided by (used in) operating
     activities                                                    8,895             8,113          (2,001,414)
                                                               ---------     -------------      ---------------

Financing activities:

Dividends paid                                                         -                 -          (2,000,000)
                                                             -----------     --------------         -----------

Cash used in financing
     activities                                                        -                 -          (2,000,000)
                                                             -----------     --------------         -----------

Net change in cash and cash
     equivalents                                                   8,895             8,113               1,414


Cash and cash equivalents at
     beginning of period                                         117,390           109,277             107,863
                                                                --------      ------------         -----------

Cash and cash equivalents at
     end of period                                              $126,285        $  117,390         $   109,277
                                                                ========       ===========         ===========

Supplemental schedule of non-cash investing and financing activities:

Waived commitment fees payable to
   GE Capital                                                   $822,145                 -                   -
                                                                ========       ===========         ============



                 See accompanying notes to financial statements.

                         FGIC Securities Purchase, Inc.
                          Notes to Financial Statements
                                December 31, 1998

(1)      Business
         ---------

         FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI was capitalized on September 24, 1991. FGIC-SPI was formed to provide liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 1998, FGIC-SPI had approximately $2.6 billion par and interest of potential obligations under such arrangements. In order to obtain funds, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements, with GE Capital, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      Restatements
         ------------

         On December 28, 1998, FGIC-SPI determined that certain adjustments should be made to FGIC-SPI's previously issued financial statements for the quarters ended June 30, 1998 and September 30, 1998, to reflect a change in the accounting treatment with respect to stand-by loan commitment fees waived by GE Capital.

         FGIC-SPI initially recorded such fees as general and administrative expenses in years 1994 through 1997. In May of 1998, GE Capital waived all such fees previously accrued through December 31, 1997. FGIC-SPI initially recorded the waiving of such fees as a reduction of general and administrative expenses.

         Upon subsequent review, FGIC-SPI determined that the waiving of such fees should have been recorded as additional paid-in-capital.

         The effect of this accounting change resulted in FGIC-SPI increasing expenses by $250,000 and $500,000, respectively, and reducing reported earnings by $150,312 and $300,624, respectively, for the three and nine month periods ended September 30, 1998. Additionally, as a result of this accounting change, at September 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $13,125, $322,145, $212,500, and $300,624, respectively, and additional paid-in-capital was increased by $822,145.

         The effect of this accounting change resulted in FGIC-SPI increasing expenses by $250,000 and reducing reported earnings by $150,312 for both the three and six month periods ended June 30, 1998. Additionally, as a result of this accounting change, at June 30, 1998, deferred tax asset, commitment fees payable to GE Capital, taxes payable, and retained earnings were reduced by $6,563, $572,145, $106,251, and $150,312, respectively, and additional paid-in-capital was increased by $822,145.

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

         Reserve for Losses

         It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At December 31, 1998, management does not anticipate any losses relative to such arrangements.

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

         FGIC-SPI's effective Federal tax rate differs from the corporate tax rate on ordinary income of 35 percent in 1998, 1997 and 1996. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:




                                                Year Ended                 Year Ended                 Year Ended
                                               December 31,               December 31,               December 31,
                                                      1998                       1997                      1996
                                               ------------                ------------             -------------
         Computed Statutory
         tax provision                         $2,300,328                   $3,014,845               $3,964,559

         State and local
         income taxes, net
         of Federal income
         tax benefit                              320,402                      419,925                  552,207
         Other                                          -                            -                      322
                                               ---------------            --------------            ------------

         Income tax expense                    $2,620,730                   $3,434,770               $4,517,088
                                               ==========                   ==========               ==========




         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:


                                                               1998                   1997
                                                               ----                   ----

         State taxes                                          1,927,337             $1,754,812
         Commitment fees                                        287,912                287,912
                                                             ----------            -----------
         Total gross deferred tax assets                      2,215,249              2,042,724

         Deferred tax liabilities - other                        78,291                 78,290
                                                            -----------           ------------

         Net deferred tax asset                              $2,136,958             $1,964,434
                                                             ==========             ==========



         To the extent that the state and local income tax liability provided for by FGIC-SPI has exceeded the overall consolidated state and local income tax liability of GE Capital, such liability has not been settled (in accordance with the tax-sharing agreement) and remains a current liability of FGIC-SPI. Given that such state and local taxes will not be paid until some future period, the related federal income tax benefit is considered a deferred item. FGIC-SPI believes it is more likely than not that it will realize the benefits of these deductible differences and has not established a valuation allowance at December 31, 1998 and 1997.

         For the years ended December 31, 1998, 1997, and 1996, federal income taxes paid totaled $4,819,761, $4,028,646 and $9,945,174, respectively.

(5)      Related Party Transactions
         --------------------------

         All municipal securities for which FGIC-SPI provides liquidity are insured by Financial Guaranty Insurance Company, a subsidiary of the Parent.

         As part of a standby loan agreement with GE Capital (see Note 7), FGIC-SPI has incurred commitment fees for the years ended December 31, 1998, 1997 and 1996 of $161,342, $178,404, and $179,012, respectively.

         At December 31, 1998 and 1997, $20,595,753 and $18,408,928,
         respectively, of the amount classified as due from GE Capital relates to cash balances held by GE Capital. FGIC-SPI has access to these funds on an as needed basis.

         All amounts due from affiliates and due to affiliates are non-interest bearing.

(6)      Off-Balance-Sheet Risk
         ----------------------

         FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities at par in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures.

         The geographical distribution of the underlying par value supported by the thirty eight liquidity facilities outstanding at December 31, 1998 was as follows (dollars in millions):

                            New York                      $      $1,225.8
                            California                              309.5
                            Pennsylvania                            249.8
                            Connecticut                             249.2
                            Massachusetts                           201.3
                            Florida                                 135.1
                            Ohio                                    114.3
                            Louisiana                                56.1
                            Texas                                    24.9
                            Oklahoma                                 21.4
                            Michigan                                  8.0
                                                          ---------------
                            Total                         $       2,595.4
                                                          ===============

         The maturity distribution of the underlying par value supported by the thirty eight liquidity facilities outstanding at December 31, 1998 was as follows (dollars in millions):

                            Less than one year            $          56.1
                            One to two years                            -
                            Two to three years                      389.3
                            Three to four years                   1,230.3
                            Four to five years                      742.3
                            Over five years                         177.4
                                                          ---------------
                            Total                          $      2,595.4
                                                          -==============


         The liquidity agreements are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding.

         As of December 31, 1998, the fair value of the uncollected balances on outstanding facilities was $23.5 million. The fair value was calculated based upon current expected cash inflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 5.1%.

         FGIC-SPI is exposed to credit risk that the issuer defaults on the underlying municipal security at a time that FGIC-SPI is holding securities purchased pursuant to a liquidity facility and the financial guarantor fails to perform on its insurance contract. It is the accounting policy of FGIC-SPI to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. Management believes that no such reserves were required at December 31, 1998 and 1997.

         FGIC-SPI is exposed to market risk in the event that FGIC-SPI is required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is the accounting policy of FGIC-SPI to evaluate the likelihood of it being called upon to purchase securities under its liquidity arrangements at amounts greater than their fair value at each reporting period and to establish valuation reserves when deemed appropriate. Management believes that no such valuation reserves were required at December 31, 1998 and 1997.

(7)      Standby Loan Agreements
         ------------------------

         FGIC-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to FGIC-SPI in amounts not exceeding the purchase price of the tendered bonds. Such agreements totaled $4.0 billion at December 31, 1998.

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

          Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Omitted.

Item 13.  Certain Relationships and Related Transactions.

          Omitted.

                                     PART IV

Item 14.  Exhibits and Financial Statement Schedules.

        (a)  Financial Statements
             Included in Part II of this report:
               Report of Independent Auditors
               Balance Sheets as of December 31, 1998 and 1997
               Statements of Income for the years ended
               December 31, 1998, 1997 and 1996.
               Statements of Changes in Stockholder's Equity for the years ended December 31, 1998, 1997 and 1996
               Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996.
               Notes to Financial Statements

                All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)     Exhibit Index

Exhibit
-------
        1.1     --Certificate of Incorporation of FGIC-SPI
                        (Incorporated by reference to Exhibit 1.1 of
                        FGIC-SPI's December 31, 1991 Form 10K)
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




          Signature                                         Title                            Date
          ---------                                         -----                            ----



     /s/Ann C. Stern                               President (principal              March 23, 1999
------------------------------------------                                           --------------
         Ann C. Stern                              executive officer),
                                                          Director



     /s/Rick J. Filippelli                         Treasurer, Director               March 23, 1999
------------------------------------------                                           --------------------
         Rick J. Filippelli




     /s/Amedeo Edward Turi, III                           Director                   March 23, 1999
------------------------------------------                                           --------------
         Amedeo Edward Turi, III





Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



 Signature                           Title                      Date




______________________       President (principal           -----------
  Ann C. Stern                executive officer),
                                  Director



_______________________
    Rick J. Filippelli       Treasurer, Director            ------------



________________________           Director                 -------------
 Amedeo Edward Turi, III