Form 10-Q
period 1999-03-31
FGIC SECURITIES PURCHASE INC
filed 1999-05-12
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT

       UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1999

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

                                                           SHARES OUTSTANDING
TITLE OF CLASS                                               AT MAY 14, 1999

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

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                BALANCE SHEETS

ASSETS                                    MARCH 31,                DECEMBER 31,
                                             1999                      1998
                                         (UNAUDITED)

Short-term investments                    $    127,691             $    126,285
Liquidity fees receivable                    1,050,680                1,117,220
Due from affiliates                         22,155,157               20,595,753
Deferred tax asset                           2,172,457                2,136,958
Other assets                                   353,109                  353,109
                                         -------------            -------------

    Total assets                          $25,859,094               $24,329,325
                                           ===========              ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Deferred liquidity fee income              $   311,816              $   306,300
Commitment fees payable to GE Capital          201,179                  161,342
Accounts payable and accrued expenses          346,760                  346,760
Taxes payable                                6,669,579                6,061,034
                                            ----------               ----------
     Total liabilities                       7,529,334                6,875,436
                                            ==========               ==========

Stockholder's Equity:

Common stock, par value $10.00 per share;

  10 shares authorized, issued and
  outstanding                                     100                       100
Additional paid in capital                    822,145                   822,145
Retained earnings                          17,507,515                16,631,644
                                           -----------              -----------

     Total stockholder's equity            18,329,760                17,453,889
                                           -----------              -----------

     Total liabilities and stockholder's
       equity                             $25,859,094               $24,329,325
                                          ===========                ==========







            See accompanying notes to interim financial statements.

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,

                                                1999                     1998
                                                ----                     ----
Liquidity fee income                      $1,635,466                $1,770,167
Investment income                              1,406                         -
                                        ------------          ----------------
Total revenues                             1,636,872                 1,770,167

General and administrative expenses          187,954                   157,239
                                         -----------               -----------

Income before provision for  income
   taxes                                   1,448,918                 1,612,928
                                          ----------                ----------

Provisions for income taxes
    Federal                                  471,623                   522,185
    State and local                          101,424                   120,970
                                         -----------                ----------

Total provisions for income taxes            573,047                   643,155
                                         -----------                ----------

Net income                                $  875,871                $  969,773
                                          ==========                ==========






            See accompanying notes to interim financial statements

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                 1999                   1998

OPERATING ACTIVITIES:

Net income                                    $875,871                $969,773
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:

      Deferred income tax expense             (35,498)                (56,453)
      Change in taxes payable                 608,545                 699,609
      Change in due from affiliates        (1,559,405)             (1,660,370)
      Change in due to affiliates                   -                  68,549
      Change in liquidity fees receivable      66,540                 (16,294)
      Change in deferred liquidity fee
        income                                  5,516                 (45,140)
      Change in accounts payable and
        accrued expenses                            -                       1
      Change in commitment fees payable
        to GE Capital                          39,837                  40,325
                                             --------              ----------

     Cash provided by operating activities      1,406                       -
                                            ---------          --------------

 Net change in cash and cash equivalents        1,406                       -
                                            ---------          --------------

   Cash and cash equivalents at beginning
     of period                                126,285                 117,390
                                             --------               ---------

   Cash and cash equivalents at  end
     of period                               $127,691                $117,390
                                             ========                ========







            See accompanying notes to interim financial statements.


                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)

(1)      BUSINESS

         FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 1999, FGIC-SPI had approximately $2.6 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $5.0 billion at March 31, 1999, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for three months ending March 31, 1999 and 1998, (b) the financial position at March 31, 1999 and December 31, 1998, and (c) cash flows for the three months ended March 31,1999 and 1998.

         These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1998 audited financial statements.

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

         At March 31, 1999, management does not anticipate any losses relative to such arrangements.

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

   (4)         CAPITAL CONTRIBUTION

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the three months ended March 31, 1999, FGIC-SPI earned liquidity fees of $1,635,466 compared to $1,770,167 for the three months ended 1998. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $187,954 and $157,239 of general and administrative expenses for the three months ended March 31, 1999 and 1998, respectively. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

               In May of 1998, GE Capital waived all Stand-by loan commitment fees previously accrued through December 31, 1997. Total fees amounted to $822,145. Such fees were originally recorded as general and administrative expenses (years 1994 through 1997). The total waived fees have been recorded as additional paid-in capital. No further waiving of fees is anticipated in future periods.

               YEAR 2000 READINESS DISCLOSURE

               The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. FGIC recognizes the seriousness of the Year 2000 issue and has developed an action plan to mitigate Year 2000 issues in their information systems, products, facilities and suppliers. The action plan has been reviewed by senior management at the Company and GE Capital Services internal audit staff. Our progress is closely monitored by GE Capital's Year 2000 Program Management Office.

                The action plan is divided into four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues; (2) analyze determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve - execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans.

                The action plan includes solutions which are appropriate to the specific situations. Some systems have been upgraded to new systems (or to new releases of existing systems) which are Year 2000 ready. Remediation of FGIC's applications is complete. Year 2000 system testing is currently in progress; we expect to be completed mid-1999. The cost of addressing such matters will not have a material impact on the business, operations, or financial condition of the Company.

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

                                   FGIC SECURITIES PURCHASE, INC.
                                            (Registrant)

Date:  May 11, 1999                           /S/  ______________________
                                                   Ann C. Stern
                                                   President (principal
                                                   executive officer)

Date:  May 11, 1999                          /S/   _____________________
                                                   Rick J. Filippelli
                                                   Treasurer (principal
                                                   financial and
                                                   accounting officer)