Form 10-Q
period 1999-07-30
FGIC SECURITIES PURCHASE INC
filed 1999-08-13
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


                               QUARTERLY REPORT


       UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1999


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

                           Yes  X      No
                              -----      -----



                                                      SHARES OUTSTANDING
TITLE OF CLASS                                        AT AUGUST 13, 1999
--------------                                        ------------------

Common Stock (voting), $10.00 par value                      10






Registrant meets the conditions set forth in general instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----

PART I.  FINANCIAL INFORMATION


  Item 1.     Financial Statements

              Balance Sheets                                           3
              Statements of Operations                                 4
              Statements of Cash Flows                                 5
              Notes to Unaudited Interim Financial Statements         6-9


  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              8, 9



PART II. OTHER INFORMATION

  Item 1 - Item 6                                                     10


  Signatures                                                          11

ITEM 1.        Financial Statements and Supplementary Data.


                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                BALANCE SHEETS

ASSETS                                                  JUNE 30,    DECEMBER 31,
                                                         1999           1998
                                                        --------    ------------
                                                      (UNAUDITED)

Short-term investments                             $    129,168     $    126,285
Liquidity fees receivable                             1,204,591        1,117,220
Due from GE Capital                                  23,605,494       20,595,753
Deferred tax asset                                    2,207,950        2,136,958
Other assets                                            353,109          353,109
                                                   ------------     ------------

     Total assets                                   $27,500,312      $24,329,325
                                                    ===========      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                       $   290,853     $   306,300
Due to affiliates                                       137,227               -
Commitment fees payable to GE Capital                   241,915         161,342
Accounts payable and accrued expenses                   346,760         346,760
Taxes payable                                         7,278,044       6,061,034
                                                     ----------      ----------

     Total liabilities                                8,294,799       6,875,436
                                                     ----------      ----------

Stockholder's Equity:

Common stock, par value $10.00 per share;

     10 shares authorized, issued and outstanding           100             100
Additional paid in capital                              822,145         822,145
Retained earnings                                    18,383,268      16,631,644
                                                    -----------     -----------

     Total stockholder's equity                      19,205,513      17,453,889
                                                    -----------     -----------

     Total liabilities and stockholder's equity     $27,500,312     $24,329,325
                                                    ===========     ===========






            See accompanying notes to interim financial statements.

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                             For The Three Months                For The Six Months
                                                                Ended June 30,                     Ended June 30,
                                                            1999               1998             1999             1998
                                                            ----               ----             ----             ----

Liquidity fee income                                     $1,625,210        $1,875,176         $3,260,676      $3,645,343
Investment income                                             1,477             5,744              2,883           5,744
                                                         ----------        ----------         ----------      ----------
Total revenues                                            1,626,687         1,880,920          3,263,559       3,651,087
General and administrative expenses                         177,964           152,944            365,918         310,183
                                                         ----------        ----------         ----------      ----------
Income before provision for income taxes                  1,448,723         1,727,976          2,897,641       3,340,904
                                                         ----------        ----------         ----------      ----------
Provisions for income taxes
   Federal                                                  471,560           559,432            943,182       1,081,617
   State and local                                          101,411           129,598            202,835         250,568
                                                         ----------        ----------         ----------     -----------
Total provisions for income taxes                           572,971           689,030          1,146,017       1,332,185
                                                         ----------        ----------         ----------     -----------
Net income                                                 $875,752        $1,038,946         $1,751,624      $2,008,719
                                                         ==========        ==========         ==========      ==========











            See accompanying notes to interim financial statements

                        FGIC SECURITIES PURCHASE, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                   1999           1998
                                                               -----------    -----------

OPERATING ACTIVITIES:

Net income                                                      $ 1,751,624    $ 2,008,719
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:

      Deferred income tax expense                                   (70,992)          (198)
      Change in taxes payable                                      1,217,010      1,332,383
      Change in due from affiliates                               (3,009,741)    (3,585,314)
      Change in due to affiliates                                    137,227        (71,032)
      Change in other assets                                            --           17,475
      Change in liquidity fees receivable                            (87,371)       159,485
      Change in deferred liquidity fee income                        (15,447)        38,378
      Change in accounts payable and accrued expenses                   --           23,503
      Change in commitment fees payable to GE Capital                 80,573         82,345
                                                                 -----------    -----------

     Cash provided by operating activities                             2,883          5,744
                                                                 -----------    -----------

 Net change in cash and cash equivalents                               2,883          5,744
                                                                 -----------    -----------

   Cash and cash equivalents at beginning of period                  126,285        117,390
                                                                 -----------    -----------

   Cash and cash equivalents at  end of period                   $   129,168    $   123,134
                                                                 ===========    ===========











            See accompanying notes to interim financial statements.

                        FGIC SECURITIES PURCHASE, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

(1)      BUSINESS
         --------

         FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30, 1999, FGIC-SPI had approximately $2.6 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $5.0 billion at June 30, 1999, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for six months ending June 30, 1999 and 1998, (b) the financial position at June 30, 1999 and December 31, 1998, and (c) cash flows for the six months ended June 30,1999 and 1998.

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

         At June 30, 1999, management does not anticipate any losses relative to such arrangements.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the six months ended June 30, 1999, FGIC-SPI earned liquidity fees of $3,260,676 compared to $3,645,343 for the six months ended 1998. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $365,918 and $310,183 of general and administrative expenses for the six months ended June 30, 1999 and 1998, respectively. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. for the second quarter of 1999, FGIC-SPI earned liquidity fees of $1,625,210 compared to $1,875,176 for the three months ended June 30, 1998. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $177,964 and $152,944 of general and administrative expenses for the three months ended June 30, 1999 and 1998, respectively. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

         In May of 1998, GE Capital waived all Stand-by loan commitment fees previously accrued through December 31, 1997. Total fees amounted to $822,145. Such fees were originally recorded as general and administrative expenses (years 1994 through 1997). The total waived fees have been recorded as additional paid-in capital. No further waiving of fees is anticipated in future periods.

         YEAR 2000 READINESS DISCLOSURE

         The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. FGIC-SPI recognizes the seriousness of the Year 2000 issue and has developed an action plan to mitigate Year 2000 issues in their information systems, products, facilities and suppliers. The action plan has been reviewed by senior management at FGIC-SPI and GE Capital Services internal audit staff. Our progress is closely monitored by GE Capital's Year 2000 Program Management Office.

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

         The action plan includes solutions which are appropriate to the specific situations. Currently, Year 2000 system remediation and testing is complete for all of FGIC-SPI's internal systems. We do not expect the cost of addressing such matters to have a material impact on the business, operations, or financial condition of the Company.

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



                                            FGIC SECURITIES PURCHASE, INC.
                                            ------------------------------
                                                    (Registrant)



Date:      August 9,1999                    /s/
                                            ------------------------------
                                                 Ann C. Stern
                                                 President (principal
                                                 executive officer)

Date:      August 9, 1999                   /s/
                                            ------------------------------
                                                 Rick J. Filippelli
                                                 Treasurer (principal
                                                 financial and
                                                 accounting officer)