Form 10-Q
period 1999-09-30
FGIC SECURITIES PURCHASE INC
filed 1999-11-15
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                   FOR THE QUARTER ENDED September 30, 1999


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


                           Yes   X      No
                               -----         -----


                                                         Shares Outstanding
Title of Class                                           at November 15, 1999
--------------                                           ---------------------

Common Stock (voting), $10.00 par value                            10







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

Item 1.        Financial Statements and Supplementary Data.


                                                   FGIC Securities Purchase, Inc.
                                         (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                                                           Balance Sheets



ASSETS                                                                 September 30,             December 31,
                                                                            1999                      1998
                                                                       -------------             ------------
                                                                        (Unaudited)


Short-term investments                                                 $    130,706               $    126,285
Liquidity fees receivable                                                 1,088,777                  1,117,220
Due from GE Capital                                                      24,117,628                 20,595,753
Deferred tax asset                                                        2,241,693                  2,136,958
Other assets                                                                353,109                    353,109
                                                                      -------------              -------------

     Total assets                                                       $27,931,913                $24,329,325
                                                                      =============              =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                           $   288,152                $   306,300
Due to affiliates                                                           135,412                          -
Commitment fees payable to GE Capital                                       281,204                    161,342
Accounts payable and accrued expenses                                       346,760                    346,760
Taxes payable                                                             6,842,318                  6,061,034
                                                                      -------------              -------------

     Total liabilities                                                    7,893,846                  6,875,436
                                                                      -------------              -------------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                               100                        100
Additional paid in capital                                                  822,145                    822,145
Retained earnings                                                        19,215,822                 16,631,644
                                                                      -------------              -------------

     Total stockholder's equity                                          20,038,067                 17,453,889
                                                                      -------------              -------------

     Total liabilities and stockholder's equity                         $27,931,913                $24,329,325
                                                                      =============              =============




                                       See accompanying notes to interim financial statements.



                                                   FGIC Securities Purchase, Inc.
                                         (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                                                      Statements of Operations
                                                             (Unaudited)






                                                              For The Three Months               For The Nine Months
                                                              Ended September 30,                Ended September 30,
                                                              1999            1998               1999           1998
                                                              ----            ----               ----           ----


Liquidity fee income                                     $1,550,423        $1,782,598         $4,811,099      $5,427,941
Investment income                                             1,537             1,652              4,421           7,396
                                                        -----------       -----------        -----------     -----------
Total revenues                                            1,551,960         1,784,250          4,815,520       5,435,337
General and administrative expenses                         174,702           146,652            540,619         456,836
                                                        -----------       -----------        -----------     -----------
Income before provision for income taxes                  1,377,258         1,637,598          4,274,901       4,978,501
                                                        -----------       -----------        -----------     -----------
Provisions for income taxes
   Federal                                                  448,298           530,172          1,391,480       1,611,790
   State and local                                           96,408           122,820            299,243         373,388
                                                        -----------       -----------        -----------     -----------
Total provisions for income taxes                           544,706           652,992          1,690,723       1,985,178
                                                        -----------       -----------        -----------     -----------
Net income                                                 $832,552          $984,606         $2,584,178      $2,993,323
                                                        ===========       ===========        ===========     ===========




                                                See accompanying notes to interim financial statements



                                                   FGIC Securities Purchase, Inc.
                                         (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                                                      Statements of Cash Flows
                                                             (Unaudited)


                                                                                  For the Nine Months Ended
                                                                                          September 30,
                                                                                   1999                   1998
                                                                                   ----                   ----

Operating activities:

Net income                                                                    $2,584,178              $2,993,323
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Deferred income tax expense                                               (104,735)                 44,315
      Change in taxes payable                                                    781,284              (1,136,422)
      Change in due from affiliates                                           (3,521,875)             (5,255,952)
      Change in due to affiliates                                                135,412               3,041,958
      Change in other assets                                                           -                  17,475
      Change in liquidity fees receivable                                         28,443                  96,484
      Change in deferred liquidity fee income                                    (18,148)                 59,368
      Change in accounts payable and accrued expenses                                  -                  23,502
      Change in commitment fees payable to GE Capital                            119,862                 123,345
                                                                              ----------              ----------

     Cash provided by operating activities                                         4,421                   7,396
                                                                              ----------              ----------

 Net change in cash and cash equivalents                                           4,421                   7,396
                                                                              ----------              ----------

   Cash and cash equivalents at beginning of period                              126,285                 117,390
                                                                              ----------              ----------

   Cash and cash equivalents at  end of period                                  $130,706                $124,786
                                                                              ==========               =========


Supplemental schedule of non-cash investing and financing activities:

Waived commitment fees payable to GE Capital                                           -                $822,145
                                                                              ==========               =========




                                       See accompanying notes to interim financial statements.


                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                     Notes to Interim Financial Statements
                              September 30, 1999
                                  (Unaudited)


   (1)  Business

         FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of September 30, 1999, FGIC-SPI had approximately $2.5 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $5.0 billion at September 30, 1999, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

   (2)  Significant Accounting Policies

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for nine months ending September 30, 1999 and 1998, (b) the financial position at September 30, 1999 and December 31, 1998, and (c) cash flows for the nine months ended September 30,1999 and 1998.

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

         At September 30, 1999, management does not anticipate any losses relative to such arrangements.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the nine months ended September 30, 1999, FGIC-SPI earned liquidity fees of $4,811,099 compared to $5,427,941 for the nine months ended 1998. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $540,619 and $456,836 of general and administrative expenses for the nine months ended September 30, 1999 and 1998, respectively. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

         Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the third quarter of 1999, FGIC-SPI earned liquidity fees of $1,550,423 compared to $1,782,598 for the three months ended September 30, 1998. The decrease in earnings is primarily due to a reduction in the outstanding liquidity facility and the renewal of existing deals at lower basis points. FGIC-SPI incurred $174,702 and $146,652 of general and administrative expenses for the three months ended September 30, 1999 and 1998, respectively. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

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



                                         FGIC SECURITIES PURCHASE, INC.
                                         ------------------------------
                                                  (Registrant)



Date:        November 3, 1999                     Ann C. Stern
                                         -----------------------------------
                                                  Ann C. Stern
                                                  President (principal
                                                  executive officer)



Date:        November 3, 1999                     Rick J. Filippelli
                                          -----------------------------------
                                                  Rick J. Filippelli
                                                  Treasurer (principal
                                                  financial and
                                                  accounting officer)