Form 10-K
period 1999-12-31
FGIC SECURITIES PURCHASE INC
filed 2000-03-30
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                              ------------------
                                   FORM 10-K
                              ------------------

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

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

    At March 23, 2000, 10 shares of common stock with a par value of $10.00 per share were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS



                                                                                             Page
                                                                                             ----
PART I

    Item 1.  Business                                                                          1
    Item 2   Properties                                                                        1
    Item 3.  Legal Proceedings                                                                 1
    Item 4.  Submission of Matters to a Vote of Security Holders                               1


PART II

    Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters                                                                           2
    Item 6.  Selected Financial Data                                                           2
    Item 7.  Management's Discussion and Analysis of Results of Operations                     2
    Item 8.  Financial Statements and Supplementary Data                                       5
    Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                             14


PART III

    Item 10. Directors and Executive Officers of the Registrant                               14
    Item 11. Executive Compensation                                                           14
    Item 12. Security Ownership of Certain Beneficial Owners and Management                   14
    Item 13. Certain Relationships and Related Transactions                                   14


PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 14
             Signatures                                                                       15

                                    PART I



Item 1.   Business.

          FGIC Securities Purchase, Inc. ("FGIC-SPI") was incorporated in 1990 in the State of Delaware. As of December 31, 1999, all outstanding capital stock of FGIC-SPI was owned by FGIC Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"), a New York corporation, the ultimate parent of which is General Electric Company.

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

          For the years ended December 31, 1999 and 1998, fees earned totaled $6,343,961 and $7,165,522 respectively. The decrease in earnings is primarily due to a reduction in the liquidity facility utilized during 1999 and due to the renewal of existing deals at lower basis points. FGIC-SPI also incurred $715,656 and $602,052 in expenses for the years ended December 31, 1999 and 1998, respectively. Expenses increased $113,604 or 19% from 1998 to 1999 primarily as a result of an increased effort to write more deals.

          For the years ended December 31, 1998 and 1997, fees earned totaled $7,165,522 and $9,283,899 respectively. The decrease in earnings is primarily due to a reduction in the liquidity facility utilized during 1998 and due to the renewal of existing deals at lower basis points. FGIC-SPI also incurred $602,052 and $678,169 in expenses for the years ended December 31, 1998 and 1997 respectively. Expenses decreased $76,117 or 11% from 1997 to 1998 primarily as a result of a decrease in the number and value of the transactions for which FGIC SPI provided a liquidity facility. During 1999, one deal closed totaling $38.6 million of liquidity facility. During 1998, three deals closed totaling $298.6 million of liquidity facility. During 1997, two deals closed totaling $96.4 million of liquidity facility.

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

                         Independent Auditors' Report



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.

We have audited the accompanying balance sheets of FGIC Securities Purchase, Inc. as of December 31, 1999 and 1998, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FGIC Securities Purchase, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP



/s/  [KPMG LLP]
---------------
[KPMG LLP]



January 21, 2000
New York, New York

Item 8.   Financial Statements and Supplementary Data.


                        FGIC Securities Purchase, Inc.
                                Balance Sheets



ASSETS                                                 December 31,      December 31,
                                                           1999               1998
                                                       ------------      ------------

Short-term investments                                     $132,383      $     126,285
Liquidity fees receivable                                   728,904          1,117,220
Due from GE Capital                                      25,253,791         20,595,753
Deferred tax asset                                                -            209,621
Other assets                                                339,990            353,109
                                                      -------------       ------------

     Total assets                                       $26,455,068        $22,401,988
                                                        ===========        ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                              $251,324      $     306,300
Due to affiliates                                            40,000                  -
Commitment fees payable to GE Capital                       320,831            161,342
Accounts payable and accrued expenses                       326,759            346,760
Deferred tax liability                                        1,111                  -
Taxes payable                                             4,655,157          4,133,697
                                                        -----------         ----------

     Total liabilities                                    5,595,182          4,948,099
                                                        -----------         ----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding               100                100
     Additional paid in capital                             822,145            822,145
Retained earnings                                        20,037,641         16,631,644
                                                       ------------         ----------

     Total stockholder's equity                          20,859,886         17,453,889
                                                       ------------        -----------

     Total liabilities and stockholder's equity         $26,455,068        $22,401,958
                                                        ===========        ===========







                See accompanying notes to financial statements.

                        FGIC Securities Purchase, Inc.
                             Statements of Income





                                                                 For the Year Ended
                                                                    December 31,
                                                ----------------------------------------------------

                                                    1999                 1998                1997
                                                    ----                 ----                ----

                                                                                         <C
Liquidity fee income                             $6,343,961           $7,165,522          $9,283,899
Investment income                                     6,098                8,895               8,113
                                                -----------       --------------       -------------
       Total revenues                             6,350,059            7,174,417           9,292,012

General and administrative expenses                 556,167              440,710             499,765
GE Capital commitment fees                          159,489              161,342             178,404
                                                 ----------         ------------      --------------

     Total expenses                                 715,656              602,052             678,169
                                                 ----------         ------------      --------------

Income before provision for
  income taxes                                    5,634,403            6,572,365           8,613,843

Income tax expense (benefit):

     Federal
        Current                                   1,623,266            2,127,803           3,149,625
        Deferred                                    210,732                    -            (360,893)
     State and local                                394,408              492,927             646,038
                                                -----------          -----------       -------------

  Total income tax expense                        2,228,406            2,620,730           3,434,770
                                                 ----------           ----------        ------------

        Net income                               $3,405,997           $3,951,635          $5,179,073
                                                 ==========           ==========          ==========







                See accompanying notes to financial statements.

                        FGIC Securities Purchase, Inc.
                 Statements of Changes in Stockholder's Equity
             For the Years Ended December 31, 1999, 1998, and 1997





                                   Common      Additional Paid          Retained
                                    Stock         In Capital            Earnings          Total



Balance, January 1, 1997              $100                  -          $7,500,936       $ 7,501,036

Net Income                               -                  -           5,179,073         5,179,073
                                     -----         ----------         -----------       -----------

Balance, December 31, 1997             100                  -          12,680,009        12,680,109

Net Income                               -                  -           3,951,635         3,951,635

Capital contribution                     -            822,145                   -           822,145
                                    ------           --------       -------------     -------------

Balance December 31, 1998              100            822,145          16,631,644        17,453,889

Net Income                               -                  -           3,405,997         3,405,997
                                    ------       ------------        ------------      ------------

Balance, December 31, 1999            $100           $822,145         $20,037,641       $20,859,886
                                      ====           ========         ===========       ===========







                See accompanying notes to financial statements.

                        FGIC Securities Purchase, Inc.
                           Statements of Cash Flows


                                                                For the Year Ended
                                                                   December 31,
                                                 ------------------------------------------------

                                                    1999               1998              1997
                                                    ----               ----              ----

Operating activities:

Net income                                       $3,405,997        $3,951,635         $ 5,179,073
   Adjustments to reconcile net
   income to net cash
   provided by operating activities:
   Change in taxes payable                          521,460        (2,026,506)             (6,869)
   Change in due from affiliates                 (4,658,038)       (2,186,824)         (5,124,620)
   Change in due to affiliates                       40,000          (140,980)            140,980
   Change in liquidity fees
     receivable                                     388,316           161,166             627,552
   Change in deferred tax asset                     210,732          (172,524)           (587,007)
   Change in deferred liquidity
     fee income                                     (54,976)           95,122            (136,045)
   Change in other assets                            13,119           102,965            (133,995)
   Change in accounts payable and
     accrued expenses                               (20,001)           63,501            (129,360)
   Change in commitment fees
     payable to GE Capital                          159,489           161,340             178,404
                                                   --------     -------------       -------------

Cash provided by operating
     activities                                       6,098             8,895               8,113
                                                  ---------     -------------           ---------

Net change in cash and cash
     equivalents                                      6,098             8,895               8,113


Cash and cash equivalents at
     beginning of period                            126,285           117,390             109,277
                                                   --------        ----------             -------

Cash and cash equivalents at
     end of period                                 $132,383          $126,285            $117,390
                                                   ========         =========            ========

Supplemental schedule of non-cash investing and financing activities:

Waived commitment fees payable to
   GE Capital                                             -          $822,145         $         -
                                                 ==========          ========        ============

                See accompanying notes to financial statements.

                        FGIC Securities Purchase, Inc.
                         Notes to Financial Statements
                               December 31, 1999

(1)  Business

     FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI was capitalized on September 24, 1991. FGIC-SPI was formed to provide liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 1999, FGIC-SPI had approximately $2.5 billion par and interest of potential obligations under such arrangements. In order to obtain funds, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements, with GE Capital, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

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

     Reserve for Losses

     It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At December 31, 1999, management does not anticipate any losses relative to such arrangements.

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

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and are now effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of SFAS No. 133 but does not expect it to have a material impact on the Company.

(4)  Income Taxes

     Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

     FGIC-SPI's effective Federal tax rate differs from the corporate tax rate on ordinary income of 35 percent in 1999, 1998 and 1997. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:


                             Year Ended          Year Ended        Year Ended
                            December 31,        December 31,      December 31,
                                1999                1998              1997
Computed Statutory
tax provision                 $1,972,041         $2,300,328         $3,014,845

State and local
income taxes, net
of Federal income
tax benefit                      256,365            320,402            419,925
                             -----------        -----------        -----------

Income tax expense            $2,228,406         $2,620,730         $3,434,770
                              ==========         ==========         ==========


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                               1999                   1998
                                               ----                   ----

Commitment fees                                      -                209,621
                                            ----------            -----------
Total gross deferred tax assets                      -                209,621

Deferred tax liabilities - other                 1,111                      -
                                              --------          -------------

Net deferred tax (liability)/asset             $(1,111)              $209,621
                                               ========              ========


     FGIC-SPI believes it is more likely than not that it will realize the benefits of these deductible differences and has not established a valuation allowance at December 31, 1998.

     For the years ended December 31, 1999, 1998, and 1997, federal income taxes paid totaled $1,496,215, $4,819,761 and $4,028,646, respectively.

(5)  Related Party Transactions

     All municipal securities for which FGIC-SPI provides liquidity are insured by Financial Guaranty Insurance Company, a subsidiary of the Parent.

     As part of a standby loan agreement with GE Capital (see Note 7), FGIC-SPI has incurred commitment fees for the years ended December 31, 1999, 1998 and 1997 of $159,489, $161,342, and $178,404, respectively.

     At December 31, 1999 and 1998, $25,253,791 and $20,595,753, respectively, of the amount classified as due from GE Capital relates to cash balances held by GE Capital. FGIC-SPI has access to these funds on an as needed basis.

     All amounts due from affiliates and due to affiliates are non-interest bearing.

(6)  Off-Balance-Sheet Risk

     FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities at par in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures.

     The geographical distribution of the underlying par value supported by the thirty five liquidity facilities outstanding at December 31, 1999 was as follows (dollars in millions):

              New York                             $1,236.2
              Pennsylvania                            288.4
              California                              262.9
              Connecticut                             215.0
              Massachusetts                           201.3
              Florida                                 134.0
              Ohio                                    114.3
              Texas                                    24.2
              Oklahoma                                 16.4
              Michigan                                  8.0
                                                -----------
              Total                                $2,500.7
                                                   ========

     The maturity distribution of the underlying par value supported by the thirty five liquidity facilities outstanding at December 31, 1999 was as follows (dollars in millions):

              Less than one year                 $        -
              One to two years                        349.1
              Two to three years                    1,227.3
              Three to four years                     697.2
              Four to five years                      227.1
              Over five years                             -
                                               ------------
              Total                                $2,500.7
                                                   ========


     The liquidity agreements are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding.

     As of December 31, 1999, the fair value of the uncollected balances on outstanding facilities was $16.1 million. The fair value was calculated based upon current expected cash inflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 6.6%.

     FGIC-SPI is exposed to credit risk that the issuer defaults on the underlying municipal security at a time that FGIC-SPI is holding securities purchased pursuant to a liquidity facility and the financial guarantor fails to perform on its insurance contract. It is the accounting policy of FGIC-SPI to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. Management believes that no such reserves were required at December 31, 1999 and 1998.

     FGIC-SPI is exposed to market risk in the event that FGIC-SPI is required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is the accounting policy of FGIC-SPI to evaluate the likelihood of it being called upon to purchase securities under its liquidity arrangements at amounts greater than their fair value at each reporting period and to establish valuation reserves when deemed appropriate. Management believes that no such valuation reserves were required at December 31, 1999 and 1998.

(7)  Standby Loan Agreements

     FGIC-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to FGIC-SPI in amounts not exceeding the purchase price of the tendered bonds. Such agreements totaled $5.0 billion at December 31, 1999.

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

Item 13.  Certain Relationships and Related Transactions.

          Omitted.

                                    PART IV

Item 14.  Exhibits and Financial Statement Schedules.

    (a)   Financial Statements
          Included in Part II of this report:
             Report of Independent Auditors
             Balance Sheets as of December 31, 1999 and 1998
             Statements of Income for the years ended
               December 31, 1999, 1998 and 1997.
             Statements of Changes in Stockholder's Equity for the years ended December 31, 1999, 1998 and 1997
             Statements of Cash Flows for the years ended
               December 31, 1999, 1998 and 1997.
             Notes to Financial Statements

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



          Signature                                      Title                            Date
          ---------                                      -----                            ----




     /s/Ann C. Stern                            President (principal              March 23, 2000
---------------------------------------         executive officer),               --------------
         Ann C. Stern                                  Director



     /s/Rick J. Filippelli                      Treasurer, Director               March 23, 2000
---------------------------------------                                           --------------
         Rick J. Filippelli




     /s/Amedeo Edward Turi, III                        Director                   March 23, 2000
---------------------------------------                                           --------------
         Amedeo Edward Turi, III

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



          Signature                                         Title                            Date
          ---------                                         -----                            ----




                                                   President (principal
------------------------------------------         executive officer),                   -------------
         Ann C. Stern                                     Director



------------------------------------------         Treasurer, Director                   -------------
         Rick J. Filippelli




------------------------------------------                Director                       -------------
         Amedeo Edward Turi, III