Form 10-Q
period 2000-03-31
FGIC SECURITIES PURCHASE INC
filed 2000-05-15
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTER ENDED March 31, 2000


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


                           Yes   X        No _____
                               --------



                                                          Shares Outstanding
Title of Class                                              at May 12, 2000
--------------

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



                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                                Balance Sheets



ASSETS                                     March 31,             December 31,
                                              2000                    1999
                                         (Unaudited)


Short-term investments              $              -            $    132,383
Liquidity fees receivable                  1,142,549                 728,904
Due from GE Capital                       26,285,433              25,253,791
Other assets                                 209,872                 339,990
                                       -------------           -------------

     Total assets                        $27,637,854             $26,455,068
                                         ===========             ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income            $   333,289             $   251,324
Due to affiliates                            141,881                  40,000
Commitment fees payable to GE Capital        360,740                 320,831
Accounts payable and accrued expenses        332,760                 326,759
Deferred tax liability                             -                   1,111
Taxes payable                              4,745,554               4,655,157
                                           ---------               ---------

     Total liabilities                     5,914,224               5,595,182
                                          ----------              ----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and
     outstanding                                 100                     100
Additional paid in capital                   822,145                 822,145
Retained earnings                         20,901,385              20,037,641
                                         -----------             -----------

     Total stockholder's equity           21,723,630              20,859,886
                                         -----------             -----------

     Total liabilities and stockholder's
     equity                              $27,637,854             $26,455,068
                                         ===========             ===========






            See accompanying notes to interim financial statements.


                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                           Statements of Operations
                                  (Unaudited)





                                                 For The Three Months Ended
                                                           March 31,
                                                    2000              1999
                                                    ----              ----

Liquidity fee income                             $1,611,308        $1,635,466
Investment income                                     1,339             1,406
                                                 ----------        ----------
Total revenues                                    1,612,647         1,636,872
General and administrative expenses                 183,790           187,954
                                                 ----------        ----------
Income before provision for income taxes          1,428,857         1,448,918
                                                 ----------        ----------
Provisions for income taxes
    Federal                                         465,093           471,623
    State and local                                 100,020           101,424
                                                 ----------        ----------
Total provisions for income taxes                   565,113           573,047
                                                 ----------        ----------
Net income                                       $  863,744        $  875,871
                                                 ==========        ==========



            See accompanying notes to interim financial statements



                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                           Statements of Cash Flows
                                  (Unaudited)


                                                                 For the Three Months Ended
                                                                           March 31,
                                                                   2000            1999

Operating activities:

Net income                                                      $863,744         $875,871
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Deferred income tax expense                                 (1,111)         (35,498)
      Change in taxes payable                                     90,397          608,545
      Change in due from affiliates                           (1,031,642)      (1,559,405)
      Change in due to affiliates                                101,881                -
      Change in other assets                                     130,118                -
      Change in liquidity fees receivable                       (413,645)          66,540
      Change in deferred liquidity fee income                     81,965            5,516
      Change in accounts payable and accrued expenses              6,001                -
      Change in commitment fees payable to GE Capital             39,909           39,837
                                                              ----------       ----------

     Cash provided by operating activities                      (132,383)           1,406
                                                              -----------      ----------

 Net change in cash and cash equivalents                        (132,383)           1,406
                                                              -----------      ----------

   Cash and cash equivalents at beginning of period              132,383          126,285
                                                              ----------       ----------

   Cash and cash equivalents at end of period                 $        -         $127,691
                                                              ==========       ==========




            See accompanying notes to interim financial statements.



                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                     Notes to Interim Financial Statements
                                March 31, 2000
                                  (Unaudited)


(1)      Business

         FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 2000, FGIC-SPI had approximately $2.9 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $5.0 billion at March 31, 2000, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      Significant Accounting Policies

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for three months ending March 31, 2000 and 1999, (b) the financial position at March 31, 2000 and December 31, 1999, and (c) cash flows for the three months ended March 31, 2000 and 1999.

         These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1999 audited financial statements.

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

         At March 31, 2000, management does not anticipate any losses relative to such arrangements.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the three months ended March 31, 2000, FGIC-SPI earned liquidity fees of $1,611,308 compared to $1,635,466 for the three months ended 1999. The decrease in earnings is primarily due to a renewal of existing deals at lower basis points. FGIC-SPI incurred $183,790 and $187,594 of general and administrative expenses for the three months ended March 31, 2000 and 1999, respectively. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

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



                                               FGIC SECURITIES PURCHASE, INC.
                                               ------------------------------
                                                         (Registrant)



Date:      May 11, 2000
           ------------                        -----------------------------
                                                       Ann C. Stern
                                                       President (principal
                                                       executive officer)



Date:      May 11, 2000
           ------------                       ------------------------------
                                                       Rick J. Filippelli
                                                       Treasurer (principal
                                                       financial and
                                                       accounting officer)