Form 10-Q
period 2000-06-30
FGIC SECURITIES PURCHASE INC
filed 2000-08-10
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED June 30, 2000


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


                                           Yes   X        No
                                              --------       ------



                                                        Shares Outstanding
Title of Class                                           at August 8, 2000
--------------                                          ------------------

Common Stock (voting), $10.00 par value                              10






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

                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                                Balance Sheets






ASSETS                                                   June 30,                December 31,
                                                            2000                      1999
                                                        -----------              ------------
                                                        (Unaudited)

Short-term investments                                  $         -               $    132,383
Liquidity fees receivable                                 1,548,027                    728,904
Due from GE Capital                                      27,576,251                 25,253,791
Other assets                                                171,127                    339,990
                                                      -------------              -------------

     Total assets                                       $29,295,405                $26,455,068
                                                        ===========                ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                           $   569,961                $   251,324
Due to affiliates                                                 -                     40,000
Commitment fees payable to GE Capital                       406,313                    320,831
Accounts payable and accrued expenses                       203,921                    326,759
Deferred tax liability                                            -                      1,111
Taxes payable                                             5,396,558                  4,655,157
                                                          ---------                  ---------

     Total liabilities                                    6,576,753                  5,595,182
                                                          ---------                 ----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding               100                        100
Additional paid in capital                                  822,145                    822,145
Retained earnings                                        21,896,407                 20,037,641
                                                        -----------                -----------

     Total stockholder's equity                          22,718,652                 20,859,886
                                                        -----------                -----------

     Total liabilities and stockholder's equity         $29,295,405                $26,455,068
                                                        ===========                ===========









            See accompanying notes to interim financial statements.



                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                           Statements of Operations
                                  (Unaudited)





                                                             For The Three Months                For The Six Months
                                                                Ended June 30,                     Ended June 30,
                                                            2000               1999             2000             1999
                                                            ----               ----             ----             ----

Liquidity fee income                                   $1,648,396        $1,625,210           $3,259,704        $3,260,676
Investment income                                                 -             1,477              1,339             2,883
                                                          ---------     -------------       ------------      ------------
Total revenues                                            1,648,396         1,626,687          3,261,043         3,263,559
General and administrative expenses                           2,370           177,964            186,161           365,918
                                                         ----------      ------------        -----------       -----------
Income before provision for income taxes                  1,646,026         1,448,723          3,074,882         2,897,641
                                                        -----------       -----------         ----------        ----------
Provisions for income taxes
   Federal                                                  535,781           471,560          1,000,874           943,182
   State and local                                          115,222           101,411            215,242           202,835
                                                       ------------      ------------        -----------       -----------
Total provisions for income taxes                           651,003           572,971          1,216,116         1,146,017
                                                       ------------      ------------         ----------        ----------
Net income                                                 $995,023          $875,752         $1,858,766        $1,751,624
                                                        ===========       ===========         ==========        ==========






            See accompanying notes to interim financial statements



                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                           Statements of Cash Flows
                                  (Unaudited)


                                                                   For the Six Months Ended
                                                                             June 30,
                                                                     2000                   1999
                                                                     ----                   ----

Operating activities:

Net income                                                      $1,858,766              $1,751,624
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Deferred income tax expense                                   (1,111)                (70,992)
      Change in taxes payable                                      741,401               1,217,010
      Change in due from GE Capital                             (2,322,460)             (3,009,741)
      Change in due to affiliates                                  (40,000)                137,227
      Change in other assets                                       168,863                       -
      Change in liquidity fees receivable                         (819,123)                (87,371)
      Change in deferred liquidity fee income                      318,637                 (15,447)
      Change in accounts payable and accrued expenses             (122,838)                      -
      Change in commitment fees payable to GE Capital               85,482                  80,573
                                                                 ---------               ---------

     Cash provided by operating activities                        (132,383)                  2,883
                                                                  ---------             ----------

 Net change in cash and cash equivalents                          (132,383)                  2,883
                                                                  ---------             ----------

   Cash and cash equivalents at beginning of period                132,383                 126,285
                                                                  --------               ---------

   Cash and cash equivalents at  end of period                $          -                $129,168
                                                              ============                ========








                  See accompanying notes to interim financial statements.




                        FGIC Securities Purchase, Inc.
              (a wholly-owned subsidiary of FGIC Holdings, Inc.)
                     Notes to Interim Financial Statements
                                 June 30, 2000
                                  (Unaudited)


(1)      Business

         FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30, 2000, FGIC-SPI had approximately $3.0 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $5.0 billion at June 30, 2000, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      Significant Accounting Policies

         The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for six months ending June 30, 2000 and 1999, (b) the financial position at June 30, 2000 and December 31, 1999, and (c) cash flows for the six months ended June 30, 2000 and 1999.

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

         Commitment Fees

         The commitment fees are accrued on the outstanding liquidity facilities.

         Reserve for Losses

         It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.

         At June 30, 2000, management does not anticipate any losses relative to such arrangements.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the six months ended June 30, 2000, FGIC-SPI earned liquidity fees of $3,259,704 compared to $3,260,676 for the six months ended 1999. The slight decrease in earnings is primarily due to a renewal of existing deals at lower basis points offset by six new deals written in the first six months of 2000. FGIC-SPI incurred $186,161 and $365,918 of general and administrative expenses for the six months ended June 30, 2000 and 1999, respectively. The decrease in expenses is primarily due to the reduction of overall expenses. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the second quarter of 2000, FGIC-SPI earned liquidity fees of $1,648,396 compared to $1,625,210 for the three months ended June 30, 1999. The increase in earnings is primarily due to three new deals written in the second quarter. FGIC-SPI incurred $2,370 and $177,964 of general and administrative expenses for the three months ended June 30, 2000 and 1999, respectively. The decrease in expenses is primarily due to the reduction of overall expenses. The expenses incurred primarily include fees associated with establishing the liquidity facilities.

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



                                              FGIC SECURITIES PURCHASE, INC.
                                              ------------------------------
                                                       (Registrant)



Date:      August 8, 2000
           --------------
                                                 ---------------------
                                                 Ann C. Stern
                                                 President (principal
                                                 executive officer)



Date:      August 8, 2000
           --------------
                                                 --------------------
                                                 Rick J. Filippelli
                                                 Treasurer (principal
                                                 financial and
                                                 accounting officer)