Form 10-Q
period 2000-09-30
FGIC SECURITIES PURCHASE INC
filed 2000-11-14
CIK 880407

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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


                                 Yes [X] No [ ]



                                                        SHARES OUTSTANDING
TITLE OF CLASS                                       AT NOVEMBER 8, 2000
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

ITEM 1.      Financial Statements and Supplementary Data.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS

ASSETS                                               SEPTEMBER 30,     DECEMBER 31,
                                                         2000             1999
                                                     ------------      -----------
                                                      (UNAUDITED)
Cash & cash equivalents                               $        --      $   132,383
Liquidity fees receivable                               1,708,783          728,904
Due from GE Capital                                    30,731,298       25,253,791
Other assets                                              171,127          339,990
                                                      -----------      -----------

    Total assets                                      $32,611,208      $26,455,068
                                                      ===========      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                         $   574,785      $   251,324
Due to affiliates                                       1,791,745           40,000
Commitment fees payable to GE Capital                     452,337          320,831
Accounts payable and accrued expenses                     205,920          326,759
Deferred tax liability                                         --            1,111
Taxes payable                                           5,978,422        4,655,157
                                                      -----------      -----------

    Total liabilities                                   9,003,209        5,595,182
                                                      -----------      -----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
    10 shares authorized, issued and outstanding              100              100
Additional paid in capital                                822,145          822,145
Retained earnings                                      22,785,754       20,037,641
                                                      -----------      -----------

    Total stockholder's equity                         23,607,999       20,859,886
                                                      -----------      -----------

    Total liabilities and stockholder's equity        $32,611,208      $26,455,068
                                                      ===========      ===========



             See accompanying notes to interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For The Three Months             For The Nine Months
                                                 Ended September 30,             Ended September 30,
                                                 2000           1999             2000            1999
                                              ----------      ----------      ----------      ----------
Liquidity fee income                          $1,609,498      $1,550,423      $4,869,201      $4,811,099
Investment income                                     --           1,537           1,339           4,421
                                              ----------      ----------      ----------      ----------
Total revenues                                 1,609,498       1,551,960       4,870,540       4,815,520
General and administrative expenses              138,287         174,702         324,447         540,619
                                              ----------      ----------      ----------      ----------
Income before provision for income taxes       1,471,211       1,377,258       4,546,093       4,274,901
                                              ----------      ----------      ----------      ----------
Provisions for income taxes
  Federal                                        478,879         448,298       1,479,753       1,391,480
  State and local                                102,985          96,408         318,227         299,243
                                              ----------      ----------      ----------      ----------
Total provisions for income taxes                581,864         544,706       1,797,980       1,690,723
                                              ----------      ----------      ----------      ----------
Net income                                    $  889,347      $  832,552      $2,748,113      $2,584,178
                                              ==========      ==========      ==========      ==========



             See accompanying notes to interim financial statements

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             2000              1999
                                                          -----------       -----------
OPERATING ACTIVITIES:

Net income                                                $ 2,748,113       $ 2,584,178
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Deferred income tax expense                               (1,111)         (104,735)
     Change in taxes payable                                1,323,265           781,284
     Change in due from GE Capital                         (5,477,507)       (3,521,875)
     Change in due to affiliates                            1,751,745           135,412
     Change in other assets                                   168,863                --
     Change in liquidity fees receivable                     (979,879)           28,443
     Change in deferred liquidity fee income                  323,461           (18,148)
     Change in accounts payable and accrued expenses         (120,839)               --
     Change in commitment fees payable to GE Capital          131,506           119,862
                                                          -----------       -----------

    Cash provided by operating activities                    (132,383)            4,421
                                                          -----------       -----------

 Net change in cash and cash equivalents                     (132,383)            4,421
                                                          -----------       -----------

  Cash and cash equivalents at beginning of period            132,383           126,285
                                                          -----------       -----------

  Cash and cash equivalents at end of period              $        --       $   130,706
                                                          ===========       ===========



             See accompanying notes to interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(1)     BUSINESS

        FGIC Securities Purchase, Inc. ("FGIC-SPI") is a wholly-owned subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of September 30, 2000, FGIC-SPI had approximately $2.9 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $5.0 billion at September 30, 2000, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)     SIGNIFICANT ACCOUNTING POLICIES

        The interim financial statements of FGIC-SPI in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for nine months ending September 30, 2000 and 1999, (b) the financial position at September 30, 2000 and December 31, 1999, and (c) cash flows for the nine months ended September 30, 2000 and 1999.

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

        FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amounts of FGIC-SPI's financial instruments, relating primarily to cash & cash equivalents, liquidity fees, amounts due to and from affiliated companies, accounts payable and accrued expenses and taxes payable, approximate their fair values.

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

        At September 30, 2000, management does not anticipate any losses relative to such arrangements.

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

(4)     CURRENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for FGIC-SPI on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Management estimates that at September 30, 2000, the effects on its financial statements of adopting SFAS 133, as amended, will be immaterial. However, the transition effect as of January 1, 2001, cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual derivatives, (2) market values of derivatives, and (3) further interpretation of SFAS 133 by the FASB.

(5)     SUBSEQUENT EVENT

        During October 2000, FGIC-SPI filed a shelf registration with the SEC for $1.0 billion increasing FGIC-SPI's capacity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the nine months ended September 30, 2000, FGIC-SPI earned liquidity fees of $4,869,201 compared to $4,811,099 for the nine months ended 1999. The slight increase in earnings is primarily due to six new deals written in the first nine months of 2000 offset by the renewal of existing deals at lower basis points. FGIC-SPI incurred $324,447 and $540,619 of general and administrative expenses for the nine months ended September 30, 2000 and 1999, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $131,506 in 2000 and $119,862 in 1999. The decrease in expenses is primarily due to the reduction of overall expenses. The expenses incurred primarily include fees associated with establishing the liquidity facilities. The effective federal tax rate during 2000 and 1999 of 35% was equal to the Federal Corporate tax rate. Overall net income increased for the reasons noted above.

             Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the third quarter of 2000, FGIC-SPI earned liquidity fees of $1,609,498 compared to $1,550,423 for the three months ended September 30, 1999. The increase in earnings is primarily due to new deals written in 2000. FGIC-SPI incurred $138,287 and $174,702 of general and administrative expenses for the three months ended September 30, 2000 and 1999, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $46,024 in 2000 and $39,289 in 1999. The decrease in expenses is primarily due to the reduction of overall expenses. The expenses incurred primarily include fees associated with establishing the liquidity facilities. The effective federal tax rate during 2000 and 1999 of 35% was equal to the Federal Corporate tax rate. Overall net income increased for the reasons noted above.

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



                                                  FGIC SECURITIES PURCHASE, INC.
                                                              (Registrant)



Date:    November 8, 2000                            /s/ Ann C. Stern
         ---------------------                     -----------------------------
                                                          Ann C. Stern
                                                          President (principal
                                                          executive officer)



Date:    November 8, 2000                            /s/ Rick J. Filippelli
         ----------------------                    -----------------------------
                                                          Rick J. Filippelli
                                                          Treasurer (principal
                                                          financial and
                                                          accounting officer)