Form 10-K
period 2000-12-31
FGIC SECURITIES PURCHASE INC
filed 2001-03-30
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
                               ------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT _________, 2001. NONE.

     AT MARCH 23, 2001, 10 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10.00 PER SHARE WERE OUTSTANDING.

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

                                     PART I



ITEM 1.        Business.

               FGIC Securities Purchase, Inc. ("FGIC-SPI" or "the Company") was incorporated in 1990 in the State of Delaware. As of December 31, 2000, all outstanding capital stock of FGIC-SPI was owned by FGIC Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"), a New York corporation, the ultimate parent of which is General Electric Company.

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


ITEM 2.        Properties.

               FGIC-SPI conducts its business from the facilities of Financial Guaranty Insurance Company, a wholly-owned subsidiary of FGIC Corporation. FGIC Holdings, Inc. is the majority owner of FGIC Corporation.


ITEM 3.        Legal Proceedings.

               FGIC-SPI is not involved in any pending legal proceedings.


ITEM 4.        Submission of Matters to a Vote of Security Holders.

               Omitted.

                                     PART II


ITEM 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters.

               As of December 31, 1992, all of FGIC-SPI's common stock, its sole class of common equity, was owned by FGIC Corporation. In January 1993, the common stock of FGIC-SPI was dividended to GE Capital. GE Capital, in turn, made a capital contribution of the common stock of FGIC-SPI to FGIC Holdings, Inc., which now owns 100% of the common stock of FGIC-SPI. FGIC Holdings is the majority owner of FGIC Corporation. Accordingly, there is no public trading market for FGIC-SPI's common stock.

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

               For the years ended December 31, 2000 and 1999, fees earned totaled $6,481,313 and $6,343,961, respectively. The increase in earnings is due to the increase in the number of outstanding contracts to 54 as of December 31, 2000, from 46 as of December 31, 1999. FGIC-SPI also incurred $565,739 and $715,656 in expenses for the years ended December 31, 2000 and 1999, respectively. Included in expenses were commitment fees owed to GE Capital of $177,048 in 2000 and $159,489 in 1999. The increase is due to the increase in the number of outstanding contracts. The remainder of expenses represents general and administrative expenses which declined because of a decrease in intercompany overhead expense allocations. The effective Federal tax rate during 2000 and 1999 was equal to the Federal Corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes at 7%. Overall net income increased as a result of the fluctuations noted above.

               For the years end December 31, 1999 and 1998, fees earned totaled $6,343,961 and $7,165,522, respectively. The decrease in earnings is primarily due to a reduction in the liquidity facility utilized during 1999 and due to the renewal of existing deals at lower basis points. FGIC-SPI also incurred $715,656 and $602,052 in expenses for the years ended December 31, 1999 and 1998, respectively. Included in expenses were commitment fees owed to GE Capital of $159,489 in 1999 and $161,342 in 1998. The decrease is due to the decrease in the number of outstanding contracts. The remainder of expenses represents general and administrative expenses which increased because of an increase in intercompany overhead expense allocations. The effective Federal tax rate during 1999 and 1998 was equal to the Federal Corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes at 7%. Overall net income increased as a result of the fluctuations noted above.

               During 2000, eight deals closed totaling $592.7 million of liquidity facility. During 1999, one deal closed totaling $38.6 million of liquidity facility. During 1998, three deals closed totaling $298.6 million of liquidity facility.

               LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($32.8 million at December 31,2000) and draw upon the standby loan agreement ($6 billion at December 31, 2000) in the amount of the purchase price of the tendered bonds.

               Net cash provided by (used in) operating activities was ($132,383), $6,098, and $8,895 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no cash flows related to investing and financing activities for the years ended December 31, 2000, 1999 and 1998.

ITEM 8.        Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.

We have audited the accompanying balance sheets of FGIC Securities Purchase, Inc. as of December 31, 2000 and 1999, and the related statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FGIC Securities Purchase, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP



/s/  [KPMG LLP]
---------------
[KPMG LLP]



January 21, 2001
New York, New York

                                                      FGIC SECURITIES PURCHASE, INC.
                                                              BALANCE SHEETS



ASSETS                                                                       DECEMBER 31,           DECEMBER 31,
                                                                                2000                    1999
                                                                          -----------------      ----------------

Short-term investments                                                    $           -           $      132,383
Liquidity fees receivable                                                        889,680                 728,904
Due from GE Capital                                                           32,837,628              25,253,791
Other assets                                                                     399,609                 339,990
                                                                           -------------          --------------

     Total assets                                                            $34,126,917             $26,455,068
                                                                             ===========             ===========



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                              $     544,656           $     251,324
Due to affiliates                                                              7,786,456                  40,000
Commitment fees payable to GE Capital                                            497,879                 320,831
Accounts payable and accrued expenses                                            319,407                 326,759
Deferred tax liability                                                                 -                   1,111
Taxes payable                                                                    541,859               4,655,157
                                                                            ------------             -----------

     Total liabilities                                                         9,690,257               5,595,182
                                                                             -----------             -----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                                    100                     100
     Additional paid-in capital                                                  822,145                 822,145
Retained earnings                                                             23,614,415              20,037,641
                                                                            ------------            ------------

     Total stockholder's equity                                               24,436,660              20,859,886
                                                                            ------------            ------------

     Total liabilities and stockholder's equity                              $34,126,917             $26,455,068
                                                                             ===========             ===========

                 See accompanying notes to financial statements.

                                                 FGIC SECURITIES PURCHASE, INC.
                                                      STATEMENTS OF INCOME


                                                                                FOR THE YEAR ENDED
                                                                                       DECEMBER 31,

                                                              2000                   1999                1998
                                                              ----                   ----                ----

Liquidity fee income                                            $6,481,313           $6,343,961          $7,165,522
Investment income                                                    1,339                6,098               8,895
                                                             -------------         ------------        ------------
       Total revenues                                            6,482,652            6,350,059           7,174,417

General and administrative expenses                                388,691              556,167             440,710
GE Capital commitment fees                                         177,048              159,489             161,342
                                                                ----------           ----------          ----------

     Total expenses                                                565,739              715,656             602,052
                                                                ----------           ----------          ----------

Income before provision for
  income taxes                                                   5,916,913            5,634,403           6,572,365

Income tax expense (benefit):

     Federal
        Current                                                  1,927,066            1,623,266           2,127,803
        Deferred                                                    (1,111)             210,732                   -
     State and local                                               414,184              394,408             492,927
                                                               -----------          -----------         -----------

  Total income tax expense                                       2,340,139            2,228,406           2,620,730
                                                                ----------           ----------          ----------

        Net income                                              $3,576,774           $3,405,997          $3,951,635
                                                                ==========           ==========          ==========


                 See accompanying notes to financial statements.

                                                         FGIC SECURITIES PURCHASE, INC.
                                                STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                            ADDITIONAL
                                           COMMON             PAID-IN               RETAINED
                                            STOCK             CAPITAL               EARNINGS             TOTAL
                                           ------           ----------              --------             -----


Balance, January 1, 1998                      $100           $        -             $12,680,009          $12,680,109

Net Income                                       -                    -               3,951,635            3,951,635

Capital contribution                             -              822,145                       -              822,145
                                          --------           ----------            ------------        -------------

Balance December 31, 1998                      100              822,145              16,631,644           17,453,889

Net Income                                       -                    -               3,405,997            3,405,997
                                          --------           ----------            ------------        -------------

Balance, December 31, 1999                     100              822,145              20,037,641           20,859,886

Net Income                                       -                    -               3,576,774            3,576,774
                                          --------           ----------            ------------        -------------

Balance, December 31, 2000                    $100             $822,145             $23,614,415          $24,436,660
                                          ========           ==========            ============        =============

                 See accompanying notes to financial statements.

                                                 FGIC SECURITIES PURCHASE, INC.
                                                    STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEAR ENDED
                                                                             DECEMBER 31,

                                                               2000               1999              1998
                                                               ----               ----              ----
OPERATING ACTIVITIES:

Net income                                                    $3,576,774        $3,405,997         $ 3,951,635
   Adjustments to reconcile net
   income to net cash
   provided by operating activities:
   Change in deferred tax payable                                 (1,111)                -                   -
   Change in taxes payable                                    (4,113,298)          521,460          (2,026,506)
   Change in due from GE Capital                              (7,583,837)       (4,658,038)         (2,186,824)
   Change in due to affiliates                                 7,746,456            40,000            (140,980)
   Change in liquidity fees
     receivable                                                 (160,776)          388,316             161,166
   Change in deferred tax asset                                        -           210,732            (172,524)
   Change in deferred liquidity
     fee income                                                  293,332           (54,976)             95,122
   Change in other assets                                        (59,619)           13,119             102,965
   Change in accounts payable and
     accrued expenses                                             (7,352)          (20,001)             63,501
   Change in commitment fees
     payable to GE Capital                                       177,048           159,489             161,340
                                                                 -------           -------             -------

Cash provided by (used in)
    operating  activities                                       (132,383)            6,098               8,895
                                                                ---------         --------            --------

Net change in cash and cash
     equivalents                                                (132,383)            6,098               8,895

Cash and cash equivalents at
     beginning of period                                         132,383           126,285             117,390
                                                               ---------         ---------           ---------

Cash and cash equivalents at
     end of period                                            $        -          $132,383            $126,285
                                                              ==========          ========            ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Waived commitment fees payable to
   GE Capital                                                 $        -          $      -            $822,145
                                                              ==========          ========            ========

               See accompanying notes to financial statements.

                         FGIC SECURITIES PURCHASE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI was capitalized on September 24, 1991. FGIC-SPI was formed to provide liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities at par in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 2000, FGIC-SPI had approximately $2.9 billion par and interest of potential obligations under such arrangements. In order to obtain funds, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements, with GE Capital, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.


(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts of FGIC-SPI's financial instruments, relating primarily to short-term investments, liquidity fees receivable, due from GE Capital, other assets, deferred liquidity fee income, due to affiliates, commitment fees payable to GE Capital, accounts payable and accrued expenses and taxes payable, approximate their fair values.

         SEC REGISTRATION FEES

         SEC registrations fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers as transactions are consummated. Such fees are deferred and included in other assets when paid and netted against the related reimbursement as transactions are consummated. Management evaluates the recoverability of such deferred fees at each reporting date.

         EXPENSES

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. For the years ended December 31, 2000, 1999, and 1998 expenses of $420,044, $556,167, and $437,210, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

         RESERVE FOR LOSSES

         It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written. At December 31, 2000, management does not anticipate any losses relative to such arrangements.

         INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, on a stand alone basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         OTHER COMPREHENSIVE INCOME

         There are no elements of other comprehensive income.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements for SFAS No. 133 were delayed by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and are now effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has evaluated the impact of SFAS No. 133 but does not expect it to result in an impact on the Company's financial results.

(3)      INCOME TAXES
         ------------

         Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

         FGIC-SPI's effective Federal tax rate differs from the corporate tax rate on ordinary income of 35 percent in 2000, 1999 and 1998. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:


                                                  YEAR ENDED                 YEAR ENDED                 YEAR ENDED
                                                  DECEMBER 31,               DECEMBER 31,               DECEMBER 31,
                                                      2000                       1999                         1998
                                                  -------------               --------------            -------------
         Computed Statutory
         tax provision                              $2,070,920                $1,972,041                  $2,300,328

         Benefit of deduction
         for state and local
         income taxes                                 (144,965)                   (138,043)                 (172,525)
                                                  -------------               --------------            -------------

         Federal income taxes                        1,925,955                 1,833,998                   2,127,803

         State and local
         income taxes, net
         of Federal income
         tax benefit                                   414,184                   394,408                     492,927
                                                  -------------             ------------                ------------

         Income tax expense                         $2,340,139                $2,228,406                  $2,620,730
                                                  =============               ==============            =============


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                               2000                   1999
                                                               ----                   ----


         Deferred tax liabilities - other                    $        -               $  1,111
                                                             ==========               ========

         For the years ended December 31, 2000, 1999, and 1998, Federal and state income taxes paid or settled through intercompany accounts totaled $6,454,548, $1,496,215 and $4,819,761, respectively.

(4)      RELATED PARTY TRANSACTIONS
         --------------------------

         All municipal securities for which FGIC-SPI provides liquidity are insured by Financial Guaranty Insurance Company, a subsidiary of the Parent.

         As part of a standby loan agreement with GE Capital (see Note 6), FGIC-SPI has incurred commitment fees for the years ended December 31, 2000, 1999 and 1998 of $177,048, $159,489, and $161,342, respectively.

         At  December   31,  2000  and  1999,   $32,837,628   and   $25,253,791,
         respectively, of the amount classified as due from GE Capital relates to cash balances held by GE Capital. FGIC-SPI has access to these funds on an as needed basis.

         All amounts due from affiliates and due to affiliates are non-interest bearing.

         See Note 2 for description of expenses allocated by the Parent.


(5)      OFF-BALANCE-SHEET RISK
         ----------------------

         FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities at par in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures.

         The geographical distribution of the underlying par value supported by the thirty five liquidity facilities outstanding at December 31, 2000 was as follows (dollars in millions):

                            New York                             $1,235.2
                            Pennsylvania                            356.1
                            California                              379.8
                            Connecticut                             178.4
                            Massachusetts                           488.6
                            Florida                                 130.7
                            Ohio                                    114.2
                            Texas                                    19.9
                            Louisiana                                27.4
                            Michigan                                  8.0
                                                                 --------
                            Total                                $2,938.3
                                                                 ========

         The maturity distribution of the underlying par value supported by the thirty five liquidity facilities outstanding at December 31, 2000 was as follows (dollars in millions):

                            Less than one year                 $    309.1
                            One to two years                      1,119.0
                            Two to three years                      690.4
                            Three to four years                     227.1
                            Four to five years                      592.7
                            Over five years                            -
                                                                 -------
                            Total                                $2,938.3
                                                                 ========


         The liquidity agreements are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding.

         As of December 31, 2000, the fair value of the uncollected balances on outstanding facilities was $14.0 million. The fair value was calculated based upon current expected cash inflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 5.32%.

         FGIC-SPI is exposed to credit risk that the issuer defaults on the underlying municipal security at a time that FGIC-SPI is holding securities purchased pursuant to a liquidity facility and the financial guarantor (Financial Guaranty Insurance Company) fails to perform on its insurance contract. It is the accounting policy of FGIC-SPI to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. Management believes that no such reserves were required at December 31, 2000 and 1999.

         FGIC-SPI is exposed to market risk in the event that FGIC-SPI is required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is the accounting policy of FGIC-SPI to evaluate the likelihood of it being called upon to purchase securities under its liquidity arrangements at amounts greater than their fair value at each reporting period and to establish valuation reserves when deemed appropriate. Management believes that no such valuation reserves were required at December 31, 2000 and 1999.

(6)      STANDBY LOAN AGREEMENTS
         -----------------------

         FGIC-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to FGIC-SPI in amounts not exceeding the purchase price of the tendered bonds. Such agreements totaled $6.0 billion at December 31, 2000.

         In consideration of the commitment of GE Capital to make loans to FGIC-SPI, FGIC-SPI agrees to pay GE Capital a fee equal to 0.625 basis points on the outstanding facility. The fee is payable on dates mutually agreed to by FGIC-SPI and GE Capital.

(7)      QUARTERLY DATA (UNAUDITED)
         --------------------------

         Selected quarterly financial data was as follows:

                                                                    2000
                                      -----------------------------------------------------------------------
                                               4th                3rd               2nd           1st
                                      -----------------------------------------------------------------------

         Total revenues                  $ 1,612,111        $     1,609,498     $ 1,648,396      $ 1,612,647
         Total expenses                      241,292                138,287           2,370          183,790
                                      -----------------------------------------------------------------------

         Income before provision
         for income taxes                  1,370,819              1,471,211       1,646,026        1,428,857


         Income tax expense                  542,159                581,864         651,003          565,113
                                      -----------------------------------------------------------------------

         Net income                      $   828,660         $      889,347     $   995,023      $   863,744

                                      =======================================================================

                                                                    1999
                                      ----------------------------------------------------------------------
                                              4th                3rd               2nd             1st
                                      ----------------------------------------------------------------------

         Total revenues                   $ 1,534,540        $ 1,551,960      $ 1,626,687        $1,636,872
         Total expenses                       175,036            174,702          177,964           187,954
                                      ----------------------------------------------------------------------

         Income before provision
         for income taxes                   1,359,504          1,377,258        1,448,723
                                                                                                  1,448,918

                                      ----------------------------------------------------------------------
         Income tax expense                   537,682            544,706          572,971           573,047
                                      ----------------------------------------------------------------------

         Net income                       $   821,822        $   832,552      $   875,752         $ 875,871
                                      ======================================================================

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

ITEM 13.       Certain Relationships and Related Transactions.

               Omitted.

                                     PART IV

ITEM 14.       Exhibits and Financial Statement Schedules.

        (a)    Financial Statements
               Included in Part II of this report:
                  Report of Independent  Auditors
                  Balance Sheets as of December 31, 2000 and 1999
                  Statements of Income for the years ended
                    December 31, 2000, 1999 and 1998.
                  Statements of Changes in Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998
                  Statements  of Cash  Flows for the years  ended  December  31,
                    2000, 1999 and 1998.
                  Notes to Financial Statements

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



          SIGNATURE                      TITLE                          DATE
          ---------                      -----                          ----




     /s/Deborah M. Reif             President (principal          March 23, 2001
----------------------------------                                --------------
         Deborah M.Reif              executive officer),
                                         Director



     /s/Rick J. Filippell           Treasurer, Director           March 23, 2001
----------------------------------                                --------------
         Rick J. Filippelli




     /s/Amedeo Edward Turi, III        Director                   March 23, 2001
----------------------------------                                --------------
         Amedeo Edward Turi, III

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



          SIGNATURE                      TITLE                          DATE
          ---------                      -----                          ----



                                    President (principal
----------------------------------                                --------------
         Deborah M.Reif              executive officer),
                                         Director



                                    Treasurer, Director
----------------------------------                                --------------
         Rick J. Filippelli




                                       Director
----------------------------------                                --------------
         Amedeo Edward Turi, III

                         Consent of Independent Auditors


The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.



We consent to incorporation by reference in the registration statements (No. 333-43729 and No. 333-47446) on Form S-3 of FGIC Securities Purchase, Inc. of our report dated January 21, 2001, relating to the balance sheets of FGIC Securities Purchase, Inc. as of December 31, 2000 and 1999, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of FGIC Securities Purchase, Inc.


KPMG LLP



/s/   [KPMG LLP]
-------------------------------
[KPMG LLP]




New York, New York
March 27, 2001







                                   Exhibit 1.3