Form 10-Q
period 2001-03-31
FGIC SECURITIES PURCHASE INC
filed 2001-05-14
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2001


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



                                                      SHARES OUTSTANDING
TITLE OF CLASS                                          AT MAY 15, 2001
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

ITEM 1.        Financial Statements and Supplementary Data.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS



ASSETS                                                                   MARCH 31,                DECEMBER 31,
                                                                           2001                       2000
                                                                      -------------              -------------
                                                                        (UNAUDITED)

Liquidity fees receivable                                             $     956,977              $     889,680
Due from GE Capital                                                      26,368,849                 32,837,628
Other assets                                                                391,158                    399,609
                                                                      -------------              -------------


     Total assets                                                       $27,716,984                $34,126,917
                                                                        ===========                ===========



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                         $     548,925              $     544,656
Due to affiliates                                                           631,373                  7,786,456
Commitment fees payable to GE Capital                                       542,903                    497,879
Accounts payable and accrued expenses                                       326,033                    319,407
Taxes payable                                                               419,385                    541,859
                                                                       ------------                 ----------

     Total liabilities                                                    2,468,619                  9,690,257
                                                                          ---------                -----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                               100                        100
Additional paid-in capital                                                  822,145                    822,145
Retained earnings                                                        24,426,120                 23,614,415
                                                                        -----------                -----------

     Total stockholder's equity                                          25,248,365                 24,436,660
                                                                        -----------                -----------

     Total liabilities and stockholder's equity                         $27,716,984                $34,126,917
                                                                        ===========                ===========

See accompanying notes to interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                 2001                        2000
                                                                 ----                        ----
Liquidity fee income                                          $1,626,929                  $1,611,308
Investment income                                                      -                       1,339
                                                             ------------                ------------
Total revenues                                                 1,626,929                  1,612,647
General and administrative expenses                              284,158                     183,790
                                                             ------------                ------------
Income before provision for income taxes                       1,342,771                  1,428,857
                                                             ------------                ------------
Provisions for income taxes
   Federal                                                        437,072                    465,093
   State and local                                                 93,994                    100,020
                                                             ------------                ------------
Total provisions for income taxes                                531,066                     565,113
                                                             ------------                ------------
Net income                                                     $ 811,705                  $ 863,744
                                                             ============                ============

See accompanying notes to interim financial statements

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 2001                    2000
                                                                         ----------------            ------------

OPERATING ACTIVITIES:

Net income                                                                      $811,705                $863,744
   Adjustments to reconcile net
   income to net cash used in
   operating activities:
      Deferred income tax expense                                                      -                  (1,111)
      Change in taxes payable                                                   (122,474)                 90,397
      Change in due from GE Capital                                            6,468,779              (1,031,642)
      Change in due to affiliates                                             (7,155,083)                101,881
      Change in other assets                                                       8,451                 130,118
      Change in liquidity fees receivable                                        (67,297)               (413,645)
      Change in deferred liquidity fee income                                      4,269                  81,965
      Change in accounts payable and accrued expenses                              6,626                   6,001
      Change in commitment fees payable to GE Capital                             45,024                  39,909
                                                                         ----------------            ------------

     Cash used in operating activities                                                 -                (132,383)
                                                                         ----------------            ------------

 Net change in cash and cash equivalents                                               -                (132,383)
                                                                         ----------------            ------------

   Cash and cash equivalents at beginning of period                                    -                 132,383
                                                                         ----------------            ------------

   Cash and cash equivalents at end of period                           $              -         $             -
                                                                         ================            ============

See accompanying notes to interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 2001, FGIC-SPI had approximately $3.0 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $6.0 billion at March 31, 2001, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The interim financial statements of FGIC-SPI containted in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000, (b) the financial position as of March 31, 2001 and December 31, 2000, and (c) the cash flows for the three months ended March 31, 2001 and 2000.

         These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K.

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

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

         FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts of FGIC-SPI's financial instruments, relating primarily to cash & cash equivalents, liquidity fees receivable, amounts due to and from affiliated companies, accounts payable and accrued expenses and taxes payable, approximate their fair values.

         SEC REGISTRATION FEES

         SEC registration fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers, as transactions are consummated. Such fees are deferred when paid, and netted against the related reimbursement as transactions are consummated. Management evaluates the recoverability of such deferred fees at each reporting date.

         EXPENSES

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. For the three months ended March 31, 2001 and 2000 expenses of $236,508 and $141,881, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

         COMMITMENT FEES

         The  commitment   fees  are  accrued  on  the   outstanding   liquidity
         facilities.

         RESERVE FOR LOSSES

         It is management's  policy to establish a reserve for losses based upon
         its  estimate  of  the  ultimate   aggregate  losses  relative  to  its
         obligations under the liquidity facility arrangements written.

         At March 31, 2001, management does not anticipate any losses relative to such arrangements.

         OTHER COMPREHENSIVE INCOME

         There are no elements of other comprehensive income

(3)      INCOME TAXES

         Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return in accordance with SFAS No. 109.

(4)      CURRENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for FGIC-SPI on January 1, 2001. Under SFAS No. 133, as

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

         amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. There was no impact on FGIC-SPI's financial statements upon adoption.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


               RESULTS OF OPERATIONS

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the three months ended March 31, 2001, FGIC-SPI earned liquidity fees of $1,626,929 compared to $1,611,308 for the three months ended March 31, 2000. The slight increase in earnings is primarily due to new deals written during 2000 and one new deal in 2001 offset by the renewal of existing deals at lower basis points. FGIC-SPI incurred $284,158 and $183,790 of general and administrative expenses for the three months ended March 31, 2001 and 2000, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $45,025 in 2001 and $39,909 in 2000. The increase is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is principally comprised of intercompany overhead expense allocations which increased due to an overall increase in corporate expenses. The effective Federal tax rate during 2001 and 2000 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

               LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($26.4 million at December 31, 2000) and draw upon the standby loan agreement ($6 billion at December 31, 2000) in the amount of the purchase price of tendered bonds.

               Net cash provided by (used in) operating activities was $0 and ($132,383) for the three months ended March 31, 2001 and 2000, respectively. There were no cash flows related to investing and financing activities for the three months ended March 31, 2001 and 2000.

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

              b)       Exhibits

                       None.

              b)       Reports on Form 8-K

                       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FGIC SECURITIES PURCHASE, INC.
                                                ------------------------------
                                                           (Registrant)



Date:      May 11, 2001
           --------------------------           --------------------------------
                                                       Deborah Mary Reif
                                                       President (principal
                                                       executive officer)



Date:      May 11, 2001
           ---------------------------          --------------------------------
                                                        David Shea
                                                        Treasurer (principal
                                                        financial and
                                                        accounting officer)