Form 10-Q
period 2001-06-30
FGIC SECURITIES PURCHASE INC
filed 2001-08-14
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 2001


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



                                                       SHARES OUTSTANDING
TITLE OF CLASS                                         AT AUGUST 10, 2001
--------------                                         ------------------

Common Stock (voting), $10.00 par value                        10



Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----


PART I.  FINANCIAL INFORMATION


      Item 1.     Financial Statements

                  Balance Sheets                                             3
                  Statements of Operations                                   4
                  Statements of Cash Flows                                   5
                  Notes to Interim Financial Statements (Unaudited)        6 - 8


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations9



PART II. OTHER INFORMATION

      Item 1 - Item 6                                                        10


      Signatures                                                             11

ITEM 1.        Financial Statements

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS



ASSETS                                                                   JUNE 30,                 DECEMBER 31,
                                                                           2001                       2000
                                                                      -------------              -------------
                                                                        (UNAUDITED)

Liquidity fees receivable                                             $   1,206,237              $     889,680
Due from GE Capital                                                      26,952,781                 32,837,628
Other assets                                                                323,739                    399,609
                                                                      -------------              -------------

     Total assets                                                     $  28,482,757              $  34,126,917
                                                                      =============              =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                         $     506,352              $     544,656
Due to affiliates                                                            10,800                  7,786,456
Commitment fees payable to GE Capital                                       589,569                    497,879
Accounts payable and accrued expenses                                       326,560                    319,407
Taxes payable                                                               928,926                    541,859
                                                                      -------------              -------------

     Total liabilities                                                    2,362,207                  9,690,257
                                                                      -------------              -------------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                               100                        100
Additional paid-in capital                                                  822,145                    822,145
Retained earnings                                                        25,298,305                 23,614,415
                                                                      -------------              -------------

     Total stockholder's equity                                          26,120,550                 24,436,660
                                                                      -------------              -------------

     Total liabilities and stockholder's equity                       $  28,482,757              $  34,126,917
                                                                      =============              =============


See accompanying notes to interim financial statements.


                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                            2001               2000             2001             2000
                                                            ----               ----             ----             ----
Liquidity fee income                                     $1,694,392         $1,648,396         $3,321,321      $3,259,704
Investment income                                                 -                  -                  -           1,339
                                                       -------------     --------------     --------------   ------------
       Total revenues                                     1,694,392          1,648,396          3,321,321       3,261,043
General and administrative expenses                         251,572              2,370            535,730         186,161
                                                       -------------     --------------     --------------   ------------
       Income before provision for income taxes           1,442,820          1,646,026          2,785,591       3,074,882
                                                       -------------     --------------     --------------   ------------
Provisions for income taxes
   Federal                                                  469,638            535,781            906,710       1,000,874
   State and local                                          100,997            115,222            194,991         215,242
                                                       -------------     --------------     --------------   ------------
       Total provisions for income taxes                    570,635            651,003          1,101,701       1,216,116
                                                       -------------     --------------     --------------   ------------
       Net income                                        $  872,185         $  995,023         $1,683,890      $1,858,766
                                                       =============     ==============     ==============   ============

See accompanying notes to interim financial statements

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                               2001                   2000
                                                                        ----------------         ---------------

OPERATING ACTIVITIES:

Net income                                                                    $1,683,890              $1,858,766
   Adjustments to reconcile net
   income to net cash used in
   operating activities:
      Deferred income tax expense                                                      -                  (1,111)
      Change in liquidity fees receivable                                       (316,557)               (819,123)
      Change in due from GE Capital                                            5,884,847              (2,322,460)
      Change in other assets                                                      75,870                 168,863
      Change in deferred liquidity fee income                                    (38,304)                318,637
      Change in due to affiliates                                             (7,775,656)                (40,000)
      Change in commitment fees payable to GE Capital                             91,690                  85,482
      Change in accounts payable and accrued expenses                              7,153                (122,838)
      Change in taxes payable                                                    387,067                 741,401
                                                                        ----------------         ---------------

        Cash used in operating activities                                              -                (132,383)
                                                                        ----------------         ---------------

        Net change in cash and cash equivalents                                        -                (132,383)
                                                                        ----------------         ---------------

           Cash and cash equivalents at beginning of period                            -                 132,383
                                                                        ----------------         ---------------

           Cash and cash equivalents at end of period                   $              -         $             -
                                                                        ================         ===============

See accompanying notes to interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30, 2001, FGIC-SPI had approximately $3.1 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $6.0 billion at June 30, 2001, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The interim financial statements of FGIC-SPI containted in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000, (b) the financial position as of June 30, 2001 and December 31, 2000, and (c) the cash flows for the six months ended June 30, 2001 and 2000.

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

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

         FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts of FGIC-SPI's financial instruments, relating primarily to cash and cash equivalents, liquidity fees receivable, amounts due to and from affiliated companies, accounts payable and accrued expenses and taxes payable, approximate their fair values.

         SEC REGISTRATION FEES

         SEC registration fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers, as transactions are consummated. Such fees are deferred when paid, and netted against the related reimbursement as transactions are consummated. Management evaluates the recoverability of such deferred fees at each reporting date.

         EXPENSES

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. For the six months ended June 30, 2001 and 2000 expenses of $444,887 and $239,518, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

         COMMITMENT FEES

         The  commitment   fees  are  accrued  on  the   outstanding   liquidity
         facilities.

         RESERVE FOR LOSSES

         It is management's  policy to establish a reserve for losses based upon
         its  estimate  of  the  ultimate   aggregate  losses  relative  to  its
         obligations under the liquidity facility arrangements written.

         At June 30, 2001, management does not anticipate any losses relative to such arrangements.

         OTHER COMPREHENSIVE INCOME

         There are no elements of other comprehensive income

(3)      INCOME TAXES

         Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

(4)      CURRENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for FGIC-SPI on January 1, 2001. Under SFAS No. 133, as

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

         amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. There was no impact on FGIC-SPI's financial statements upon adoption of SFAS No. 133.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


               RESULTS OF OPERATIONS

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the six months ended June 30, 2001, FGIC-SPI earned liquidity fees of $3,321,321 compared to $3,259,704 for the six months ended June 30, 2000. The slight increase in earnings is primarily due to new deals written during 2000 and two new deals in 2001 offset by the renewal of existing deals at lower basis points. FGIC-SPI incurred $535,730 and $186,161 of general and administrative expenses for the six months ended June 30, 2001 and 2000, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $91,690 in 2001 and $85,482 in 2000. The increase is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is principally comprised of intercompany overhead expense allocations which increased due to an overall increase in corporate expenses. The effective Federal tax rate during 2001 and 2000 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

               For the three months ended June 30, 2001, FGIC-SPI earned liquidity fees of $1,694,392 compared to $1,648,396 for the three months ended June 30, 2000. The slight increase in earnings is primarily due to new deals written during 2000 and two new deals in 2001 offset by the renewal of existing deals at lower basis points. FGIC-SPI incurred $251,572 and $2,370 of general and administrative expenses for the three months ended June 30, 2001 and 2000, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $46,665 in 2001 and $45,573 in 2000. The increase is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is principally comprised of intercompany overhead expense allocations which increased due to an overall increase in corporate expenses. The effective Federal tax rate during 2001 and 2000 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.


               LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($27.0 million at June 30, 2001) and draw upon the standby loan agreement ($6 billion at June 30, 2001) in the amount of the purchase price of tendered bonds.

               Net cash provided by (used in) operating activities was $0 and ($132,383) for the six months ended June 30, 2001 and 2000, respectively. There were no cash flows related to investing and financing activities for the six months ended June 30, 2001 and 2000.

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



                                                FGIC SECURITIES PURCHASE, INC.
                                                ------------------------------
                                                         (Registrant)



Date:      August 10, 2001
           --------------------------           --------------------------------
                                                      Deborah Mary Reif
                                                      President (principal
                                                      executive officer)



Date:      August 10, 2001
           ---------------------------           -------------------------------
                                                       David Shea
                                                       Treasurer (principal
                                                       financial and
                                                       accounting officer)