Form 10-Q
period 2001-09-30
FGIC SECURITIES PURCHASE INC
filed 2001-11-14
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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


                                 Yes  X   No
                                     ---     ---



                                                        SHARES OUTSTANDING
TITLE OF Class                                           NOVEMBER 13, 2001
--------------                                           -----------------
Common Stock (voting), $10.00 par value                         10








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

ITEM 1.        Financial Statements and Supplementary Data.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS



ASSETS                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                             2001                      2000
                                                                      -------------              -------------
                                                                        (UNAUDITED)
Liquidity fees receivable                                             $     998,372              $     889,680
Due from GE Capital                                                      27,540,173                 32,837,628
Due from affiliates                                                         103,946                          -
Other assets                                                                225,633                    399,609
                                                                      -------------              -------------

     Total assets                                                       $28,868,124                $34,126,917
                                                                      =============              =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                           $   520,959                $   544,656
Due to affiliates                                                                 -                  7,786,456
Commitment fees payable to GE Capital                                       637,282                    497,879
Accounts payable and accrued expenses                                       331,561                    319,407
Taxes payable                                                               429,938                    541,859
                                                                      -------------              -------------

     Total liabilities                                                    1,919,740                  9,690,257
                                                                      -------------              -------------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                               100                        100
Additional paid-in capital                                                  822,145                    822,145
Retained earnings                                                        26,126,139                 23,614,415
                                                                      -------------              -------------

     Total stockholder's equity                                          26,948,384                 24,436,660
                                                                      -------------              -------------

     Total liabilities and stockholder's equity                         $28,868,124                $34,126,917
                                                                      =============              =============

See accompanying notes to interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                            For The Three Months                For The Nine Months
                                                             Ended September 30,                Ended September 30,
                                                            2001               2000             2001             2000
                                                            ----               ----             ----             ----
Liquidity fee income                                     $1,601,093        $1,609,498         $4,922,414       $4,869,201
Investment income                                                 -                 -                  -            1,339
                                                         ----------       -----------        -----------       -----------
Total revenues                                            1,601,093         1,609,498          4,922,414         4,870,540
General and administrative expenses                         231,640           138,287            767,370           324,447
                                                         ----------       -----------        -----------       -----------
Income before provision for income taxes                  1,369,453         1,471,211          4,155,044         4,546,093
                                                          ---------        ----------         ----------        ----------
Provisions for income taxes
   Federal                                                  445,757           478,879          1,352,467         1,479,753
   State and local                                           95,862           102,985            290,853           318,227
                                                         ----------       -----------        -----------       -----------

Total provisions for income taxes                           541,619           581,864          1,643,320         1,797,980
                                                         ----------       -----------        -----------       -----------
Net income                                                 $827,834          $889,347         $2,511,724        $2,748,113
                                                         ==========       ===========        ===========       ===========

See accompanying notes to interim financial statements

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   2001                   2000
                                                                             -----------              ----------

OPERATING ACTIVITIES:

Net income                                                                    $2,511,724              $2,748,113
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Deferred income tax expense                                                      -                  (1,111)
      Change in taxes payable                                                   (111,921)              1,323,265
      Change in due from GE Capital                                            5,297,455              (5,477,507)
      Change in due from affiliates                                             (103,946)                      -
      Change in due to affiliates                                             (7,786,456)              1,751,745
      Change in other assets                                                     173,976                 168,863
      Change in liquidity fees receivable                                       (108,692)               (979,879)
      Change in deferred liquidity fee income                                    (23,697)                323,461
      Change in accounts payable and accrued expenses                             12,154                (120,839)
      Change in commitment fees payable to GE Capital                            139,403                 131,506
                                                                             -----------              ----------

     Cash provided by operating activities                                             -                (132,383)
                                                                             -----------              ----------

 Net change in cash and cash equivalents                                               -                (132,283)
                                                                             -----------              ----------

   Cash and cash equivalents at beginning of period                                    -                 132,383
                                                                             -----------              ----------


   Cash and cash equivalents at end of period                                $         -              $        -
                                                                             ===========              ==========

See accompanying notes to interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of September 30, 2001, FGIC-SPI had approximately $3.1 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $6.0 billion at September 30, 2001, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The interim financial statements of FGIC-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three and nine months ending September 30, 2001 and 2000, (b) the financial position as of September 30, 2001 and December 31, 2000, and
         (c) cash flows for the nine months ended September 30, 2001 and 2000.

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

         EXPENSES

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. For the nine months ended September 30, 2001 and 2000 expenses of $639,221 and $329,781, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

         COMMITMENT FEES

         The  commitment   fees  are  accrued  on  the   outstanding   liquidity
         facilities.

         RESERVE FOR LOSSES

         It is management's  policy to establish a reserve for losses based upon
         its  estimate  of  the  ultimate   aggregate  losses  relative  to  its
         obligations under the liquidity facility arrangements written.

         At September 30, 2001, management does not anticipate any losses relative to such arrangements.

         OTHER COMPREHENSIVE INCOME

         There are no elements of other comprehensive income

(3)      INCOME TAXES

         Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

(4)      CURRENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for FGIC-SPI on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. There was no impact on FGIC-SPI's financial statements upon adoption of SFAS No. 133.

(5)      SUBSEQUENT EVENT

         During October 2001, FGIC-SPI filed a shelf registration with the SEC for $2 billion increasing FGIC-SPI's capacity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


               RESULTS OF OPERATIONS

               Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, and installment fees are earned straight-line over the installment period. For the nine months ended September 30, 2001, FGIC-SPI earned liquidity fees of $4,922,414 compared to $4,869,201 for the nine months ended September 30, 2000. The slight increase in earnings is primarily due to new deals written during 2000 and five new deals in 2001 offset by the renewal of existing deals at lower basis points. FGIC-SPI incurred $767,370 and $324,447 of general and administrative expenses for the nine months ended September 30, 2001 and 2000, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $139,403 in 2001 and $131,506 in 2000. The increase in commitment fees is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations which increased due to an overall increase in corporate expenses. The effective Federal tax rate during 2001 and 2000 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

               For the three months ended September 30, 2001, FGIC-SPI earned liquidity fees of $1,601,093 compared to $1,609,498 for the three months ended September 30, 2000. The slight decrease in earnings is primarily due to one deal maturing during the third quarter of 2001. FGIC-SPI incurred $231,640 and $138,287 of general and administrative expenses for the three months ended September 30, 2001 and 2000, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $47,714 in 2001 and $46,024 in 2000. The increase in commitment fees is primarily due to the increase in the number of outstanding contracts. The expenses incurred primarily include fees associated with establishing the liquidity facilities. The effective Federal tax rate during 2001 and 2000 of 35% was equal to the Federal corporate tax rate giving consideration to the benefit for the deduction of state taxes of 7%.


               LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash flow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($28.0 million at September 30, 2001) and draw upon the standby loan agreement ($6 billion at September 30, 2001) in the amount of the purchase price of tendered bonds.

               Net cash provided by (used in) operating activities was $0 and ($132,383) for the nine months ended September 30, 2001 and 2000 respectively. There were no cash flows related to investing and financing activities for the nine months ended September 30, 2001 and 2000.

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



                                             FGIC SECURITIES PURCHASE, INC.
                                             ------------------------------
                                                     (Registrant)



Date:      November 13, 2001
           --------------------------        -----------------------------------
                                                      Deborah Mary Reif
                                                      President (principal
                                                      executive officer)



Date:      November 13, 2001
           ---------------------------       -----------------------------------
                                                       David Shea
                                                       Treasurer (principal
                                                       financial and
                                                       accounting officer)