Form 10-K
period 2001-12-31
FGIC SECURITIES PURCHASE INC
filed 2002-03-27
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
                               ------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM _____ TO _____
                               ------------------
                         COMMISSION FILE NUMBER 0-19564
                               ------------------

                         FGIC SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                          13-3633082
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                         Identification No.)

125 PARK AVENUE, NEW YORK, NEW YORK        10017            (212) 312-3000
(Address of principal executive offices) (Zip Code)   (Registrant's telephone
                                                     number,including area code)
                               ------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT DECEMBER 31, 2002. NONE.

        AT MARCH 27, 2002, 10 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10.00 PER SHARE WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I

    Item 1.     Business                                                       1
    Item 2      Properties                                                     1
    Item 3.     Legal Proceedings                                              1
    Item 4.     Submission of Matters to a Vote of Security Holders            1


PART II

    Item 5.     Market for the Registrant's Common Equity and
                Related Stockholder Matters                                    2
    Item 6.     Selected Financial Data                                        2
    Item 7.     Management's Discussion and Analysis of Results
                of Operations                                                  2
    Item 8.     Financial Statements and Supplementary Data                    5
    Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           16


PART III

    Item 10.    Directors and Executive Officers of the Registrant            16
    Item 11.    Executive Compensation                                        16
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                                16
    Item 13.    Certain Relationships and Related Transactions                16


PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                           16
                Signatures

                                     PART I



ITEM 1.        Business.

               FGIC Securities Purchase, Inc. ("FGIC-SPI" or "the Company") was incorporated in 1990 in the State of Delaware. As of December 31, 2001, all outstanding capital stock of FGIC-SPI was owned by FGIC Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"), a New York corporation, the ultimate parent of which is General Electric Company.

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


ITEM 2.        Properties.

               FGIC-SPI conducts its business from the facilities of Financial Guaranty Insurance Company, a wholly-owned subsidiary of FGIC Corporation. FGIC Holdings, Inc. was the majority owner of FGIC Corporation until late 2001 at which time it became the sole owner of FGIC Corporation.


ITEM 3.        Legal Proceedings.

               FGIC-SPI is not involved in any pending legal proceedings.


ITEM 4.        Submission of Matters to a Vote of Security Holders.

               Omitted.

                                     PART II



ITEM 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters.

               As of December 31, 1992, all of FGIC-SPI's common stock, its sole class of common equity, was owned by FGIC Corporation. In January 1993, the common stock of FGIC-SPI was dividended to GE Capital. GE Capital, in turn, made a capital contribution of the common stock of FGIC-SPI to FGIC Holdings, Inc., which now owns 100% of the common stock of FGIC-SPI. FGIC Holdings was the majority owner of FGIC Corporation until late 2001 at which time it became the sole owner of FGIC Corporation. Accordingly, there is no public trading market for FGIC-SPI's common stock.

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

               For the years ended December 31, 2001 and 2000, FGIC SPI earned liquidity fees of $6,961,782 and $6,481,313, respectively. The increase in earnings is primarily due to new deals in 2000 being fully in effect in 2001 and 15 new deals in 2001 offset by the renewal of existing deals at lower basis points. FGIC-SPI incurred $1,230,018 and $565,739 of general and administrative expenses for the years ended December 31, 2001 and 2000, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $202,373 in 2001 and $177,048 in 2000. The increase in commitment fees is due to the increase in the number of outstanding contracts in 2001. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations which increased due to an overall increase in corporate expenses and an increase in the number of deals written by the Company in 2001. The effective Federal tax rate during 2001 and 2000 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

               For the years end December 31, 2000 and 1999, FGIC SPI earned liquidity fees of $6,481,313 and $6,343,961, respectively. The increase in earnings is due to eight new deals written during 2000 versus one new deal written in 1999. FGIC-SPI incurred $565,739 and $715,656 of general and administrative expenses for the years ended December 31, 2000 and 1999, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $177,048 in 2000 and $159,489 in 1999. The increase in commitment fees is due to the increase in the number of outstanding contracts in 2000. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations which decreased due to an overall decrease in corporate expenses. The effective Federal tax rate during 2000 and 1999 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes at 7%.

               During 2001, fifteen deals closed totaling $1,935.5 million of liquidity facility. During 2000, eight deals closed totaling $592.7 million of liquidity facility. During 1999, one deal closed totaling $38.6 million of liquidity facility.

               FGIC-SPI's total liquidity facility capacity since inception has amounted to $7 billion of which $2 billion and $1 billion were created in 2001 and 2000, respectively. Remaining capacity at December 31, 2001 amounted to $591.3 million.

               LIQUIDITY AND CAPITAL RESOURCES


               Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($29.1 million at December 31, 2001) and draw upon the standby loan agreement in the amount of the purchase price of the tendered bonds ($4.7 billion in outstanding liquidity facility at December 31, 2001).

               Net cash provided by (used in) operating activities was $0, ($132,383) and $6,098, for the years ended December 31, 2001, 2000 and 1999, respectively. There were no cash flows related to investing and financing activities for the years ended December 31, 2001, 2000 and 1999.

               CRITICAL ACCOUNTING POLICIES

               The footnotes to the Company's financial statements disclose the Company's significant accounting policies. Certain of these policies are critical to the portrayal of the Company's financial condition and results of operations as they require management to establish estimates based on subjective judgements. The Company's accounting policy with respect to the recognition of revenue was considered a critical accounting policy.

ITEM 8.        Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.

We have audited the accompanying balance sheets of FGIC Securities Purchase, Inc. as of December 31, 2001 and 2000, and the related statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FGIC Securities Purchase, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP



/s/  [KPMG LLP]
---------------
[KPMG LLP]



February 15, 2002
New York, New York

                         FGIC SECURITIES PURCHASE, INC.
                                 BALANCE SHEETS



ASSETS                                                                       DECEMBER 31,           DECEMBER 31,
                                                                                2001                    2000
                                                                          -----------------      ----------------

Liquidity fees receivable                                                   $  1,837,773           $     889,680
Due from GE Capital                                                           29,096,779              32,837,628
Other assets                                                                     147,822                 399,609
                                                                          --------------          --------------
     Total assets                                                            $31,082,374             $34,126,917
                                                                          ==============          ==============



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                              $     865,611           $     544,656
Due to affiliates                                                                642,137               7,786,456
Commitment fees payable to GE Capital                                            700,251                 497,879
Accounts payable and accrued expenses                                            460,951                 319,407
Taxes payable                                                                    511,913                 541,859
                                                                          --------------          --------------

     Total liabilities                                                         3,180,863               9,690,257
                                                                          --------------          --------------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                                    100                     100
     Additional paid-in capital                                                  822,145                 822,145
Retained earnings                                                             27,079,266              23,614,415
                                                                          --------------          --------------

     Total stockholder's equity                                               27,901,511              24,436,660
                                                                          --------------          --------------

     Total liabilities and stockholder's equity                              $31,082,374             $34,126,917
                                                                          ==============          ==============

See accompanying notes to financial statements.

                         FGIC SECURITIES PURCHASE, INC.
                              STATEMENTS OF INCOME





                                                                                   FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                              -----------------------------------------------------
                                                              2001                   2000                1999
                                                              ----                   ----                ----

Liquidity fee income                                            $6,961,782           $6,481,313          $6,343,961
Investment income                                                 -                       1,339               6,098
                                                              ------------         ------------        ------------
     Total revenues                                              6,961,782            6,482,652           6,350,059

General and administrative expenses                              1,027,645              388,691             556,167
GE Capital commitment fees                                         202,373              177,048             159,489
                                                              ------------         ------------        ------------

     Total expenses                                              1,230,018              565,739             715,656
                                                              ------------         ------------        ------------

Income before provision for
  income taxes                                                   5,731,764            5,916,913           5,634,403

Income tax expense (benefit):

     Federal
        Current                                                  1,865,690            1,927,066           1,623,266
        Deferred                                                  -                      (1,111)            210,732
     State and local                                               401,223              414,184             394,408
                                                              ------------         ------------        ------------

     Total income tax expense                                    2,266,913            2,340,139           2,228,406
                                                              ------------         ------------        ------------

        Net income                                              $3,464,851           $3,576,774          $3,405,997
                                                              ============         ============        ============

See accompanying notes to financial statements.

                         FGIC SECURITIES PURCHASE, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                             ADDITIONAL
                                          COMMON                PAID-IN           RETAINED
                                            STOCK             CAPITAL             EARNINGS               TOTAL
                                          --------           ----------            ------------         ------------




Balance December 31, 1998                     $100           $  822,145             $16,631,644          $17,453,889

     Net Income                                  -                    -               3,405,997            3,405,997
                                          --------           ----------            ------------         ------------

Balance, December 31, 1999                     100              822,145              20,037,641           20,859,886

     Net Income                                  -                    -               3,576,774            3,576,774
                                          --------           ----------           -------------        -------------

Balance, December 31, 2000                     100              822,145              23,614,415           24,436,660

     Net Income                                  -                    -               3,464,851            3,464,851
                                          --------           ----------           -------------        -------------

Balance, December 31, 2001                    $100             $822,145             $27,079,266          $27,901,511
                                          ========           ==========           =============        =============

See accompanying notes to financial statements.

                         FGIC SECURITIES PURCHASE, INC.
                            STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEAR ENDED
                                                                             DECEMBER 31,
                                                            ----------------------------------------------------
                                                               2001               2000              1999
                                                               ----               ----              ----

OPERATING ACTIVITIES:

Net income                                                    $3,464,851        $3,576,774          $3,405,997
   Adjustments to reconcile net
    income to net cash
    provided by operating activities:
   Change in liquidity fees
     receivable                                                 (948,093)         (160,776)            388,316
   Change in due from GE Capital                               3,740,849        (7,583,837)         (4,658,038)
   Change in other assets                                        251,787           (59,619)             13,119
   Change in deferred liquidity
     fee income                                                  320,955           293,332             (54,976)
   Change in due to affiliates                                (7,144,319)        7,746,456              40,000
   Change in commitment fees
     payable to GE Capital                                       202,372           177,048             159,489
   Change in accounts payable and
     accrued expenses                                            141,544            (7,352)            (20,001)
   Change in taxes payable                                       (29,946)       (4,113,298)            521,460
   Change in deferred tax payable                              -                    (1,111)           -
   Change in deferred tax asset                                -                 -                     210,732
                                                            ------------      ------------        ------------


Cash provided by (used in)
    operating  activities                                      -                   (132,383)             6,098
                                                            ------------      ------------        ------------

Net change in cash and cash
     equivalents                                               -                  (132,383)              6,098


Cash and cash equivalents at
     beginning of period                                       -                   132,383             126,285
                                                            ------------      ------------        ------------

Cash and cash equivalents at
     end of period                                          $  -              $    -               $   132,383
                                                            ============      ============        ============

See accompanying notes to financial statements.

                         FGIC SECURITIES PURCHASE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 2001, FGIC-SPI had approximately $4.7 billion par and interest of potential obligations under such arrangements. In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements, with GE Capital totaling $4.7 billion at December 31, 2001, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.


(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The accompanying financial statements of FGIC-SPI have been prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Significant accounting policies are as follows:

         CASH AND CASH EQUIVALENTS


         Cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, FGIC-SPI considers all highly liquid investments with original maturities of three months or less, which are not with affiliated entities, to be cash equivalents.


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

         SEC REGISTRATION FEES

         SEC registrations fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers as transactions are consummated. Such fees are deferred and included in other assets when paid, and netted against the related reimbursement as transactions are consummated. At December 31, 2001 and 2000, the deferred registration fees were $147,822 and $399,609, respectively. Management evaluates the recoverability of such deferred fees at each reporting date. In October 2001 and November 2000, FGIC-SPI filed a shelf registration with the SEC increasing by $2 billion and $1 billion, respectively, FGIC-SPI's capacity. Registration fees were $500,000 and $264,000 in 2001 and 2000, respectively.

         EXPENSES

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. For the years ended December 31, 2001, 2000, and 1999 expenses of $918,686, $420,044, and $556,167, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable, and that such expenses, as reported in the statement of income, would not differ materially from the amount of expenses on a stand-alone basis.

         COMMITMENT FEES

         Commitment fees are accrued as a percentage of the par value of the outstanding liquidity facilities.

         RESERVE FOR LOSSES

         It is management's  policy to establish a reserve for losses based upon
         its  estimate  of  the  ultimate   aggregate  losses  relative  to  its
         obligations under the liquidity facility arrangements written.

         At December 31, 2001, management does not anticipate any losses relative to such arrangements.

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

         FGIC-SPI's effective Federal tax rate differs from the corporate tax rate on ordinary income of 35 percent in 2001, 2000 and 1999. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:


                                                    YEAR ENDED                 YEAR ENDED                 YEAR ENDED
                                                    DECEMBER 31,               DECEMBER 31,               DECEMBER 31,
                                                       2001                       2000                         1999
                                                  -------------                ------------             -------------
         Computed statutory
         tax provision                              $2,006,117                $2,070,920                  $1,972,041

         Benefit of deduction
         for state and local
         income taxes                                 (140,427)                   (144,965)                 (138,043)
                                                  -------------                ------------             -------------

         Federal income taxes                        1,865,690                 1,925,955                   1,833,998

         State and local
         income taxes                                  401,223                   414,184                     394,408
                                                  -------------                ------------             -------------

         Income tax expense                         $2,266,913                $2,340,139                  $2,228,406
                                                  =============                ============             =============



         For the years ended December 31, 2001, 2000, and 1999, Federal and state income taxes paid or settled through intercompany accounts totaled $2,296,859, $6,454,548 and $1,496,215, respectively.


(4)      RELATED PARTY TRANSACTIONS
         --------------------------

         All municipal securities for which FGIC-SPI provides liquidity are insured by Financial Guaranty Insurance Company, a subsidiary of the Parent.

         As part of a standby loan agreement with GE Capital (see Note 6), FGIC-SPI has incurred commitment fees for the years ended December 31, 2001, 2000 and 1999 of $202,373, $177,048 and $159,489, respectively.

         At December 31, 2001 and 2000, the amounts classified as due from GE Capital relates to cash balances held by GE Capital. FGIC-SPI has access to these funds on an as needed basis.

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

         The geographical distribution of the underlying par value supported by the thirty five liquidity facilities outstanding at December 31, 2001 was as follows (dollars in millions):

                             New York                            $1,343.1
                             California                             748.6
                             Massachusetts                          649.5
                             Michigan                               607.2
                             Pennsylvania                           365.2
                             District of Columbia                   283.9
                             Hawaii                                 250.0
                             Ohio                                   112.6
                             Florida                                 50.2
                             New Hampshire                           38.3
                             Alabama                                 22.9
                             Texas                                   17.5
                                                              -----------
                             Total                               $4,489.0
                                                              ===========

         Of the $1,343.1 million of par value related to the State of New York, $1,292.1 million relates to New York City. The next largest single exposure is to the Massachusetts Water Resource Authority with $649.5 million in outstanding par.

         The maturity distribution of the underlying par value supported by the thirty five liquidity facilities outstanding at December 31, 2001 was as follows (dollars in millions):

                            Less than one year                 $  1,091.5
                            One to two years                        669.6
                            Two to three years                      216.2
                            Three to four years                     572.3
                            Four to five years                    1,939.4
                            Over five years                            -
                                                             ------------
                            Total                                $4,489.0
                                                             ============


         The liquidity agreements are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding and provide for purchase of underlying municipal securities with interest rates generally in excess of 15%.

         As of December 31, 2001, the fair value of the uncollected balances on outstanding facilities was $23.5 million. The fair value was calculated based upon current expected cash inflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 4.42%.

         FGIC-SPI is exposed to credit risk that the issuer defaults on the underlying municipal security at a time that FGIC-SPI is holding securities purchased pursuant to a liquidity facility and the financial guarantor (Financial Guaranty Insurance Company) fails to perform on its insurance contract. It is the accounting policy of FGIC-SPI to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. Management believes that no such reserves were required at December 31, 2001 and 2000.

         FGIC-SPI is exposed to market risk in the event that FGIC-SPI is required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is the accounting policy of FGIC-SPI to evaluate the likelihood of it being called upon to purchase securities under its liquidity arrangements at amounts greater than their fair value at each reporting period and to establish valuation reserves when deemed appropriate. Management believes that no such valuation reserves were required at December 31, 2001 and 2000.

(6)      STANDBY LOAN AGREEMENTS
         -----------------------

         FGIC-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to FGIC-SPI in amounts not exceeding the purchase price of the tendered bonds. The total standby loan agreement amount at December 31, 2001, equals the total outstanding facility amount of $4.7 billion.

         In consideration of the commitment of GE Capital to make loans to FGIC-SPI, FGIC-SPI agrees to pay GE Capital a fee equal to 0.625 basis points on the outstanding facility. The fee is payable on dates mutually agreed to by FGIC-SPI and GE Capital.

(7)      QUARTERLY DATA (UNAUDITED)
         --------------------------

         Selected quarterly financial data was as follows:

                                                                               2001
                                      -----------------------------------------------------------------------------------
                                               4th            3rd              2nd            1st            Total
                                      -----------------------------------------------------------------------------------

         Total revenues                 $2,039,368       $1,601,093       $1,694,392         $ 1,626,929      $6,961,782
         Total expenses                    462,648          231,640          251,572             284,158       1,230,018
                                      -----------------------------------------------------------------------------------

         Income before provision
         for income taxes                1,576,720        1,369,453        1,442,820           1,342,771       5,731,764

         Income tax expense                623,593          541,619          570,635             531,066       2,266,913
                                      -----------------------------------------------------------------------------------

         Net income                     $  953,127       $  827,834       $  872,185           $ 811,705      $3,464,851
                                      ===================================================================================


                                                                               2000
                                      -----------------------------------------------------------------------------------
                                             4th              3rd              2nd             1st            Total
                                      -----------------------------------------------------------------------------------

         Total revenues                 $1,612,111       $1,609,498       $1,648,396          $1,612,647      $6,482,652
         Total expenses
                                           241,292          138,287            2,370             183,790         565,739
                                      -----------------------------------------------------------------------------------

         Income before provision
         for income taxes                1,370,819        1,471,211        1,646,026           1,428,857       5,916,913

         Income tax expense                542,159          581,864          651,003             565,113       2,340,139
                                      -----------------------------------------------------------------------------------

         Net income                     $  828,660      $   889,347       $  995,023           $ 863,744      $3,576,774
                                      ===================================================================================

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

ITEM 13.       Certain Relationships and Related Transactions.

               Omitted.

                                     PART IV

ITEM 14.       Exhibits and Financial Statement Schedules.

        (a)    Financial Statements
               Included in Part II of this report:
                  Report of Independent Auditors Balance Sheets as of December 31, 2001 and 2000 Statements of Income for the years ended
                    December 31, 2001, 2000 and 1999.
                  Statements of Changes in Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999
                  Statements  of Cash  Flows for the years  ended  December  31,
                    2001, 2000, and 1999.
                  Notes to Financial Statements

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



          SIGNATURE                        TITLE                        DATE
          ---------                        -----                        ----



  /s/Deborah M. Reif                President (principal          March 27, 2002
------------------------------                                   ---------------
     Deborah M.Reif                   executive officer),
                                          Director



  /s/David P. Shea                   Treasurer, Director         March  27, 2002
------------------------------                                   ---------------
     David P. Shea




  /s/ Amedeo Edward Turi, III               Director             March  27, 2002
------------------------------                                   ---------------
      Amedeo Edward Turi, III

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



  /s/Deborah M. Reif                President (principal          March 27, 2002
------------------------------                                   ---------------
     Deborah M.Reif                   executive officer),
                                          Director



  /s/David P. Shea                   Treasurer, Director         March  27, 2002
------------------------------                                   ---------------
     David P. Shea




  /s/ Amedeo Edward Turi, III            Director                March  27, 2002
------------------------------                                   ---------------
      Amedeo Edward Turi, III

                         Consent of Independent Auditors


The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.



We consent to incorporation by reference in the registration statements (No. 333-71950) on Form S-3 of FGIC Securities Purchase, Inc. of our report dated February 15, 2002 relating to the balance sheets of FGIC Securities Purchase, Inc. as of December 31, 2001 and 2000, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of FGIC Securities Purchase, Inc.


KPMG LLP



/s/[KPMG LLP]
-------------
[KPMG LLP]




New York, New York
March 27, 2002



                                   Exhibit 1.3