Form 10-Q
period 2002-03-31
FGIC SECURITIES PURCHASE INC
filed 2002-05-13
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2002


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


                                    Yes  X    No
                                        ---      ---


                                                            SHARES OUTSTANDING
TITLE OF CLASS                                                AT MAY 13, 2002
--------------                                                ---------------

Common Stock (voting), $10.00 par value                             10




Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION


      Item 1.     Financial Statements

                  Balance Sheets                                             3
                  Statements of Income                                       4
                  Statements of Cash Flows                                   5
                  Notes to Unaudited Interim Financial Statements          6 - 8


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9



PART II. OTHER INFORMATION

      Item 1 - Item 6                                                        10


      Signatures                                                             11

ITEM 1.        Financial Statements and Supplementary Data.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS



ASSETS                                                                    MARCH 31,               DECEMBER 31,
                                                                            2002                      2001
                                                                      --------------             --------------
                                                                        (UNAUDITED)

Cash                                                                  $     146,591               $          0
Liquidity fees receivable                                                 2,790,052                  1,837,773
Due from GE Capital                                                      30,280,978                 29,096,779
Other assets                                                                147,822                    147,822
                                                                      --------------             --------------

     Total assets                                                       $33,365,443                $31,082,374
                                                                      ==============             ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                         $     911,814              $     865,611
Due to affiliates                                                         1,365,731                    642,137
Commitment fees payable to GE Capital                                       770,240                    700,251
Accounts payable and accrued expenses                                       463,952                    460,951
Taxes payable                                                               701,918                    511,913
                                                                      --------------             --------------

Total liabilities                                                      $  4,213,655               $  3,180,863
                                                                      --------------             --------------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                               100                        100
Additional paid-in capital                                                  822,145                    822,145
Retained earnings                                                        28,329,543                 27,079,266
                                                                      --------------             --------------

     Total stockholder's equity                                         $29,151,788                $27,901,511
                                                                      --------------             --------------

     Total liabilities and stockholder's equity                         $33,365,443                $31,082,374
                                                                      ==============             ==============


See accompanying notes to unaudited interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                         2002               2001
                                                                         ----               ----
Liquidity fee income                                                  $2,236,866        $1,626,929
General and administrative expenses                                      172,989           284,158
                                                                      -----------       -----------
Income before income taxes                                             2,063,877         1,342,771
                                                                      -----------       -----------
Income tax expense:
   Federal                                                               669,129           437,072
   State and local                                                       144,471            93,994
                                                                      -----------       -----------

         Total income tax expense                                        813,600           531,066
                                                                      -----------       -----------
         Net income                                                   $1,250,277        $  811,705
                                                                      ===========       ===========


See accompanying notes to unaudited interim financial statements

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 2002                   2001
                                                                            -------------           -------------

OPERATING ACTIVITIES:

Net income                                                                    $1,250,277               $ 811,705
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Change in taxes payable                                                    190,005                (122,474)
      Change in due from GE Capital                                           (1,184,199)              6,468,779
      Change in due to affiliates                                                723,594              (7,155,083)
      Change in other assets                                                           -                   8,451
      Change in liquidity fees receivable                                       (952,279)                (67,297)
      Change in deferred liquidity fee income                                     46,203                   4,269
      Change in accounts payable and accrued expenses                              3,001                   6,626
      Change in commitment fees payable to GE Capital                             69,989                  45,024
                                                                            -------------           -------------

     Cash provided by operating activities                                       146,591                       -
                                                                            -------------           -------------

 Net change in cash and cash equivalents                                         146,591                       -
                                                                            -------------           -------------

   Cash and cash equivalents at beginning of period                                    -                       -
                                                                            -------------           -------------

   Cash and cash equivalents at end of period                                $   146,591             $         -
                                                                            =============           =============


See accompanying notes to uaudited interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 2002, FGIC-SPI had approximately $4.7 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.7 billion at March 31, 2002, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The unaudited interim financial statements of FGIC-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three months ending March 31, 2002 and 2001, (b) the financial position as of March 31, 2002 and December 31, 2001, and (c) cash flows for the three months ended March 31, 2002 and 2001.

         These  unaudited  interim  financial   statements  should  be  read  in
         conjunction with the financial statements and related notes included in the 2001 Annual Report on Form 10-K.

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

         EXPENSES

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. For the three months ended March 31, 2002 and 2001 expenses of $100,000 and $236,508, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

         COMMITMENT FEES

         The  commitment   fees  are  accrued  on  the   outstanding   liquidity
         facilities.

         RESERVE FOR LOSSES

         It is management's  policy to establish a reserve for losses based upon
         its  estimate  of  the  ultimate   aggregate  losses  relative  to  its
         obligations under the liquidity facility arrangements written.

         At March 31, 2002, management does not anticipate any losses relative to such arrangements.

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

               For the three months ended March 31, 2002, FGIC-SPI earned liquidity fees of $2,236,866 compared to $1,626,929 for the three months ended March 31, 2001. The increase in earnings is primarily due to new deals written during 2001 being fully in effect in 2002. FGIC-SPI incurred $72,989 and $284,158 of general and administrative expenses for the three months ended March 31, 2002 and 2001, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $69,989 in 2002 and $45,025 in 2001. The increase in commitment fees is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which decreased due to the level of corporate effort expended decreasing relative to FGIC-SPI. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.


               LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($30.3 million at March 31, 2002) and draw upon the standby loan agreement ($4.7 billion at March 31, 2002) in the amount of the purchase price of tendered bonds.

               Net cash provided by operating activities was $146,591 and $0 for the three months ended March 31, 2002 and 2001, respectively. There were no cash flows related to investing and financing activities for the three months ended March 31, 2002 and 2001.


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



                                             FGIC SECURITIES PURCHASE, INC.
                                             ------------------------------
                                                     (Registrant)



Date:      May 13, 2002
           --------------------------        -----------------------------------
                                                    Deborah Mary Reif
                                                    President (principal
                                                    executive officer)



Date:      May 13, 2002s
           ---------------------------       -----------------------------------
                                                    David Patrick Shea
                                                    Treasurer (principal
                                                    financial and
                                                    accounting officer)