Form 10-Q
period 2002-06-30
FGIC SECURITIES PURCHASE INC
filed 2002-08-14
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 2002


                           COMMISSION FILE NO. 0-19564


                         FGIC SECURITIES PURCHASE, INC.
                             A DELAWARE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 13-3633082
                    125 PARK AVENUE, NEW YORK, NEW YORK 10017
                           TELEPHONE - (212) 312-3000


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



                                                           SHARES OUTSTANDING
TITLE OF CLASS                                             AT AUGUST 14, 2002
--------------                                             ------------------

Common Stock (voting), $10.00 par value                            10








Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION


      Item 1.     Financial Statements

                  Balance Sheets                                               3
                  Statements of Income                                         4
                  Statements of Cash Flows                                     5
                  Notes to Unaudited Interim Financial Statements              6


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9



PART II. OTHER INFORMATION

              Item 1       Legal Proceedings                                  10

              Item 2.      Changes in Securities                              10

              Item 3.      Defaults on Senior Securities                      10

              Item 4.      Submission of Matters to a Vote of
                           Security Holders                                   10

              Item 5.      Other Information                                  10

              Item 6.      Exhibits and Reports on Form 8-K                   10




      Signatures                                                              11

ITEM 1.        Financial Statements and Supplementary Data.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                                 BALANCE SHEETS

ASSETS                                                                    JUNE 30,                DECEMBER 31,
                                                                            2002                      2001
                                                                     ---------------             --------------
                                                                        (UNAUDITED)

Liquidity fees receivable                                              $  2,307,145               $  1,837,773
Due from GE Capital                                                      32,984,076                 29,096,779
Other assets                                                                 85,485                    147,822
                                                                     ---------------             --------------


     Total assets                                                       $35,376,706               $31,082,374
                                                                        ===========               ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

Deferred liquidity fee income                                          $    904,530               $    865,611
Due to affiliates                                                         1,452,506                    642,137
Commitment fees payable to GE Capital                                       831,258                    700,251
Accounts payable and accrued expenses                                       476,480                    460,951
Taxes payable                                                             1,447,505                    511,913
                                                                        -----------                -----------

Total liabilities                                                       $ 5,112,279                $ 3,180,863
                                                                        -----------                -----------

Stockholder's Equity:

Common stock, par value $10.00 per share;
     10 shares authorized, issued and outstanding                               100                        100
Additional paid-in capital                                                  822,145                    822,145
Retained earnings                                                        29,442,182                 27,079,266
                                                                        -----------               ------------

     Total stockholder's equity                                         $30,264,427                $27,901,511
                                                                        -----------                -----------

     Total liabilities and stockholder's equity                         $35,376,706                $31,082,374
                                                                        ===========                ===========

See accompanying notes to unaudited interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             FOR THE THREEMONTHS              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                                            2002          2001                2002            2001
                                                            ----          ----                ----            ----
Liquidity fee income                                     $2,010,548       $1,694,392     $4,247,414      $3,321,321
General and administrative expenses                         165,549          251,572         338,538         535,730
                                                      -------------    -------------       ---------      ----------
Income before income taxes                                1,844,999        1,442,820       3,908,876       2,785,591
                                                      -------------    -------------      ----------   -------------
Income tax expense:
   Federal                                                  603,210          469,638       1,272,339         906,710
   State and local                                          129,150          100,997         273,621         194,991
                                                      -------------    -------------    ------------   -------------

         Total income tax expense                           732,360          570,635       1,545,960        1,101,701
                                                       ------------    -------------      ----------      -----------
         Net income                                     $ 1,112,639       $_872,185       $2,362,916     $ 1,683,890
                                                       ============     ===========       ==========     ===========

See accompanying notes to unaudited interim financial statements

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   2002                   2001
                                                                             -----------              ----------

OPERATING ACTIVITIES:

Net income                                                                    $2,362,916             $ 1,683,890
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Change in taxes payable                                                    935,592                 387,067
      Change in due from GE Capital                                           (3,887,297)              5,884,847
      Change in due to affiliates                                                810,369              (7,775,656)
      Change in other assets                                                      62,337                  75,870
      Change in liquidity fees receivable                                       (469,372)               (316,557)
      Change in deferred liquidity fee income                                     38,919                 (38,304)
      Change in accounts payable and accrued expenses                             15,529                   7,153
      Change in commitment fees payable to GE Capital                            131,007                  91,690
                                                                             -----------              ----------

     Cash provided by operating activities                                             -                       -
                                                                             -----------              ----------

 Net change in cash and cash equivalents                                               -                       -
                                                                             -----------              ----------

   Cash and cash equivalents at beginning of period                                    -                       -
                                                                             -----------              ----------

   Cash and cash equivalents at end of period                          $               -         $             -
                                                                             ===========              ==========

See accompanying notes to uaudited interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF FGIC HOLDINGS, INC.)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


(1)      BUSINESS
         --------

         FGIC  Securities   Purchase,   Inc.   ("FGIC-SPI")  is  a  wholly-owned
         subsidiary of FGIC Holdings, Inc. (the "Parent") which, in turn, is wholly-owned by General Electric Capital Corporation ("GE Capital"). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond authorizing documents. As of June 30, 2002, FGIC-SPI had approximately $4.8 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.8 billion at June 30, 2002, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)      SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The unaudited interim financial statements of FGIC-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three and six months ending June 30, 2002 and 2001,
         (b) the financial position as of June 30, 2002 and December 31, 2001, and (c) cash flows for the six months ended June 30, 2002 and 2001.

         These  unaudited  interim  financial   statements  should  be  read  in
         conjunction with the financial statements and related notes included in the 2001 Annual Report on Form 10-K.

         Significant accounting policies are as follows:

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, FGIC-SPI considers all highly liquid investments with original maturities of six months or less, which are not with affiliated entities, to be cash equivalents.

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

         SEC REGISTRATION FEES

         SEC registration fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers of certain floating rate municipal securities, as transactions are consummated. Such fees are deferred and included in other assets when paid, and netted against the related reimbursement as transactions are consummated. Management evaluates the recoverability of such deferred fees at each reporting date.

         EXPENSES

         Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on an estimate of time such employees devote to the activities of FGIC-SPI which will be reviewed in the second half of 2002. For the six months ended June 30, 2002 and 2001 expenses of $200,000 and $444,887, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

         COMMITMENT FEES

         The  commitment   fees  are  accrued  on  the   outstanding   liquidity
         facilities.

         RESERVE FOR LOSSES

         It is management's  policy to establish a reserve for losses based upon
         its  estimate  of  the  ultimate   aggregate  losses  relative  to  its
         obligations under the liquidity facility arrangements written.

         At June 30, 2002, management does not anticipate any losses relative to such arrangements.

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

               For the six months ended June 30, 2002, FGIC-SPI earned liquidity fees of $4,247,414 compared to $3,321,321 for the six months ended June 30, 2001. The increase in earnings is primarily due to new deals written during 2001 being fully in effect in 2002. FGIC-SPI incurred $338,538 and $535,730 of general and administrative expenses for the six months ended June 30, 2002 and 2001, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $131,007 in 2002 and $91,690 in 2001. The increase in commitment fees is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which decreased due to the number of deals written in 2002 as compared to 2001. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

               For the three months ended June 30, 2002, FGIC-SPI earned liquidity fees of $2,010,548 compared to $1,694,392 for the three months ended June 30, 2001. The increase in earnings is primarily due to new deals written during 2001 being fully in effect in 2002. FGIC-SPI incurred $165,549 and $251,572 of general and administrative expenses for the three months ended June 30, 2002 and 2001, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $61,018 in 2002 and $46,665 in 2001. The increase in commitment fees is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which decreased due to the number of deals written in 2002 as compared to 2001. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

               LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($33.0 million at June 30, 2002) and draw upon the standby loan agreement ($4.8 billion at June 30, 2002) in the amount of the purchase price of tendered bonds.

               Net cash provided by operating activities was $0 and $0 for the six months ended June 30, 2002 and 2001, respectively. There were no cash flows related to investing and financing activities for the six months ended June 30, 2002 and 2001, respectively.

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

                  None.


Item 5.       Other Information

                  None.


Item 6.       Exhibits and Reports on Form 8-K

                    a)     Exhibits

                    Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sabanes - Oxley Act of 2002.

                    Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sabanes - Oxley Act of 2002.

                    b)     Reports on Form 8-K

                           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FGIC SECURITIES PURCHASE, INC.
                                             ------------------------------
                                                       (Registrant)



Date:      August 14, 2002                      /s/ Deborah M. Reif
           ---------------------------       ------------------------------
                                                Deborah Mary Reif
                                                President (principal
                                                executive officer)



Date:      August 14, 2002                      /s/ David P. Shea
           ---------------------------       ------------------------------
                                                David Patrick Shea
                                                Treasurer (principal
                                                financial and
                                                accounting officer)