Form 10-Q
period 2002-09-30
FGIC SECURITIES PURCHASE INC
filed 2002-10-28
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


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



                               Yes __X__ No _____




                                                              Shares Outstanding
Title of Class                                               at October 25, 2002
--------------
Common Stock (voting), $10.00 par value                                10




Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)



                                TABLE OF CONTENTS




                                                                            PAGE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
          Balance Sheets                                                       1
          Statements of Income                                                 2
          Statements of Cash Flows                                             3
          Note to Unaudited Interim Financial Statements                       4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  6

Item 4.   Controls and Procedures                                              7

PART II. OTHER INFORMATION
Other Information:
Item 1. Legal Proceedings                                                      8
Item 2. Changes in Securities                                                  8
Item 3. Defaults on Senior Securities                                          8
Item 4. Submission of Matters to a Vote of Security Holders                    8
Item 5. Other Information                                                      8
Item 6. Exhibits and Reports on Form 8-K                                       8

Signatures                                                                     9

Certifications                                                                10

              ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                 Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                    Assets                                                2002                  2001
                                                                                   -------------------   -------------------
                                                                                      (Unaudited)
Liquidity fees receivable                                                       $        1,753,436             1,837,773
Due from GE Capital                                                                     36,440,004            29,096,779
Other assets                                                                                59,788               147,822
                                                                                   -------------------   -------------------
                 Total assets                                                   $       38,253,228            31,082,374
                                                                                   ===================   ===================
                     LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
     Deferred liquidity fee income                                              $          957,062               865,611
     Due to affiliates                                                                   3,088,043               642,137
     Commitment fees payable to GE Capital                                                 919,196               700,251
     Accounts payable and accrued expenses                                                 522,630               460,951
     Taxes payable                                                                         987,750               511,913
                                                                                   -------------------   -------------------
                 Total liabilities                                                       6,474,681             3,180,863
                                                                                   -------------------   -------------------
Stockholder's equity:
     Common stock, par value $10.00 per share; 10 shares authorized,
        issued and outstanding                                                                 100                   100
     Additional paid-in capital                                                            822,145               822,145
     Retained earnings                                                                  30,956,302            27,079,266
                                                                                   -------------------   -------------------
                 Total stockholder's equity                                             31,778,547            27,901,511
                                                                                   -------------------   -------------------
                 Total liabilities and stockholder's equity                     $       38,253,228            31,082,374
                                                                                   ===================   ===================


See accompanying notes to unaudited financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                              Statements of Income
                                   (Unaudited)
                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                              ------------------------------------   ------------------------------------
                                                    2002               2001                2002               2001
                                              -----------------  -----------------   -----------------   ----------------
Liquidity fee income                       $      2,782,371          1,601,093           7,029,785          4,922,414
General and administrative expenses                 277,622            231,640             616,160            767,370
                                              -----------------  -----------------   -----------------   ----------------
             Income before income taxes           2,504,749          1,369,453           6,413,625          4,155,044
                                              -----------------  -----------------   -----------------   ----------------
Income tax expense:
    Federal                                         815,295            445,757           2,087,635          1,352,467
    State and local                                 175,333             95,862             448,954            290,853
                                              -----------------  -----------------   -----------------   ----------------
             Total income tax expense               990,628            541,619           2,536,589          1,643,320
                                              -----------------  -----------------   -----------------   ----------------
             Net income                    $      1,514,121            827,834           3,877,036          2,511,724
                                              =================  =================   =================   ================

See accompanying notes to unaudited financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                            Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001
                                   (Unaudited)
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                   -----------------------------------------
                                                                                          2002                  2001
                                                                                   -------------------   -------------------
Operating activities:
     Net income                                                                 $        3,877,036             2,511,724
     Adjustments to reconcile net income to net provided by
        operating activities:
           Change in taxes payable                                                         475,837              (111,921)
           Change in due from GE Capital                                                (7,343,225)            5,297,455
           Change in due from affiliates                                                       --               (103,946)
           Change in due to affiliates                                                   2,445,906            (7,786,456)
           Change in other assets                                                           88,034               173,976
           Change in liquidity fees receivable                                              84,337              (108,692)
           Change in deferred liquidity fee income                                          91,451               (23,697)
           Change in accounts payable and accrued expenses                                  61,679                12,154
           Change in commitment fees payable to GE Capital                                 218,945               139,403
                                                                                   -------------------   -------------------
                 Cash provided by operating activities                                         --                    --
                                                                                   -------------------   -------------------
                 Net change in cash and cash equivalents                                       --                    --
Cash and cash equivalents at beginning of period                                               --                    --
                                                                                   -------------------   -------------------
Cash and cash equivalents at end of period                                      $              --                    --
                                                                                   ===================   ===================

See accompanying notes to unaudited financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)

                 Notes to Unaudited Interim Financial Statements

                               September 30, 2002

                                   (Unaudited)



(1)    BUSINESS

       FGIC Securities Purchase, Inc. (FGIC-SPI) is a wholly owned subsidiary of FGIC Holdings, Inc. (the Parent) which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond authorizing documents. As of September 30, 2002, FGIC-SPI had approximately $4.8 billion (par and interest) of potential obligations under such arrangements. In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.8 billion at September 30, 2002, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       The unaudited interim financial statements of FGIC-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three and nine months ending September 30, 2002 and 2001, (b) the financial position as of September 30, 2002 and December 31, 2001, and
       (c) cash flows for the nine months ended September 30, 2002 and 2001.

       These  unaudited   interim   financial   statements  should  be  read  in
       conjunction with the financial statements and related notes included in the 2001 Annual Report on Form 10-K.

       Significant accounting policies are as follows:

       (A)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, FGIC-SPI considers all highly liquid investments with original maturities of six months or less, which are not with affiliated entities, to be cash equivalents.

       (B)    REVENUE RECOGNITION

              Fees are paid up-front and in installments. Up-front fees are earned on a straight-line basis over the life of the liquidity commitment, usually five years, and installments fees are earned straight-line over the installment period.

       (C)    FAIR VALUES OF FINANCIAL INSTRUMENTS

              The carrying amounts of FGIC-SPI's financial instruments, relating primarily to short-term investments, liquidity fees receivable, due from GE Capital, other assets, deferred liquidity fee income, due to affiliates, commitment fees payable to GE Capital, accounts, and accrued expenses and taxes payable, approximate their fair values.

       (D)    SEC REGISTRATION FEES

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

       (E)    EXPENSES

              Direct expenses incurred by the Parent are fully allocated to FSIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI. For the nine months ended September 30, 2002 and 2001 expenses of $385,155 and $639,221 respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

       (F)    COMMITMENT FEES

              The commitment fees are accrued on the outstanding liquidity facilities.

       (G)    RESERVE FOR LOSSES

              It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.

              At September 30, 2002, management does not anticipate any losses relative to such arrangements.

       (H)    OTHER COMPREHENSIVE INCOME

              There are no elements of other comprehensive income.

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

       For the nine months ended September 30, 2002, FGIC-SPI earned liquidity fees of $7,029,785 compared to $4,922,414 for the nine months ended September 30, 2001. The increase in earnings is primarily due to new deals written during 2001 being fully in effect in 2002. FGIC-SPI incurred $616,160 and $767,370 of general and administrative expenses for the nine months ended September 30, 2002 and 2001, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $218,944 in 2002 and $139,403 in 2001. The increase in commitment fees is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which decreased due to the significant decrease in the number of deals written in 2002 as compared to 2001. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

       For the three months ended September 30, 2002, FGIC-SPI earned liquidity fees of $2,782,371 compared to $1,601,093 for the three months ended September 30, 2001. The increase in earnings is primarily due to new deals written during 2001 being fully in effect in 2002. FGIC-SPI incurred $277,622 and $231,640 of general and administrative expenses for the three months ended September 30, 2002 and 2001, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $87,937 in 2002 and $47,713 in 2001. The increase in commitment fees is due to the increase in number of outstanding contracts. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which decreased due to the significant decrease in the number of deals written in 2002 as compared to 2001. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

       LIQUIDITY AND CAPITAL RESOURCES

       Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($36.4 million at September 30, 2002) and draw upon the standby loan agreement ($4.8 billion at September 30, 2002) in the amount of the purchase price of tendered bonds.

       CRITICAL ACCOUNTING POLICIES

       The footnotes to the Company's financial statements disclose the Company's significant accounting policies. Certain of these policies are critical to the portrayal of the Company's financial condition and results of operations as they require management to establish estimates based on subjective judgments. The Company's accounting policy with respect to the recognition of revenue was considered a critical accounting policy.

ITEM 4. CONTROLS AND PROCEDURES

       (a) Under the supervision and with the participation of the Company's management, including the Company's President along with the Company's Treasurer, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 under the Exchange Act as of a date (the Evaluation Date) within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's President and Treasurer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

       (b) There have been no significant changes in the Company's internal controls during the period covered by this report or, to our knowledge, in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                OTHER INFORMATION



1.     LEGAL PROCEEDINGS

       Omitted

2.     CHANGES IN SECURITIES

       Omitted

3.     DEFAULTS ON SENIOR SECURITIES

       Omitted

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Omitted

5.     OTHER INFORMATION

       Omitted

6.     EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits

              Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

              Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

       b)     Report on Form 8-K

              Omitted

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FGIC SECURITIES PURCHASE, INC.
                                                  ------------------------------
                                                          (Registrant)

Date:   ________________                           /s/ Deborah Mary Reif
                                                  ------------------------------
                                                         Deborah Mary Reif
                                                         President (principal
                                                         executive officer)


Date:   ________________                           /s/ David Patrick Shea
                                                  ------------------------------
                                                         David Patrick Shea
                                                         Treasurer (principal
                                                         financial and
                                                         accounting officer)

                                  CERTIFICATION



I, Deborah M. Reif, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of FGIC Securities Purchase, Inc. (The Company);

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   ________________                     /s/ Deborah M. Reif
                                            ------------------------------------
                                                      Deborah M. Reif
                                                      President (principal
                                                      executive officer)

I, David P. Shea, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of FGIC Securities Purchase, Inc. (The Company);

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   ________________                         /s/ David P. Shea
                                                --------------------------------
                                                         David P. Shea
                                                         Treasurer (principal
                                                         financial and
                                                         accounting officer)

                                                                    EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of FGIC Securities Purchase, Inc. (the Company) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Deborah M. Reif, Chief Executive Officer of the Company, herby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:   ________________                         /s/ Deborah M. Reif
                                                --------------------------------
                                                       Deborah M. Reif
                                                       President (principal
                                                       executive officer)

                                                                    EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of FGIC Securities Purchase, Inc. (the Company) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David
P. Shea, Chief Financial Officer of the Company, herby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:   ________________                         /s/ David P. Shea
                                                --------------------------------
                                                       David P. Shea
                                                       Treasurer (principal
                                                       financial and
                                                       accounting officer)