Form 10-K
period 2002-12-31
FGIC SECURITIES PURCHASE INC
filed 2003-03-07
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10 - K
                                  -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 [FEE REQUIRED]

                       Fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______ to ______

                                  -------------

                         Commission file number 0-19564

                                  -------------

                         FGIC Securities Purchase, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                               13-3633082
(State or other jurisdiction incorporation  (I.R.S. Employer Identification No.)
              or organization)
   125 Park Avenue, New York, New York   10017          (212) 312-3000
                                      (Zip Code) (Registrant's telephone number,
(Address of principal executive offices)                including area code)
                                                       -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS

                    COMMON STOCK, PAR VALUE $10.00 PER SHARE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT DECEMBER 31, 2002. NONE.

AT MARCH 7, 2003, 10 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10.00 PER SHARE WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

REGISTRANT  MEETS THE CONDITIONS SDET FORTH IN GENERAL  INSTRUCTION  J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT

                         FGIC SECURITIES PURCHASE, INC.



                                TABLE OF CONTENTS


                                                                            PAGE

PART I

     Item 1.   Business                                                        1
     Item 2.   Properties                                                      1
     Item 3.   Legal Proceedings                                               1
     Item 4.   Submission of Matters to a Vote of Security Holders             1

PART II

     Item 5.   Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                           2
     Item 6.   Selected Financial Data                                         2
     Item 7.   Management's Discussion and Analysis of Results of Operations   2
     Item 8.   Financial Statements and Supplementary Data                     4
     Item 9.   Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                     16

PART III

     Item 10.  Directors and Executive Officers of the Registrant             16
     Item 11.  Executive Compensation                                         16
     Item 12.  Security Ownership of Certain Beneficial Owners and Management 16
     Item 13.  Certain Relationships and Related Transactions                 16
     Item 14.  Controls and Procedures                                        16

PART IV

     Item 15.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                       17
     Signatures                                                               18
     Certifications Pursuant to Section 302 of the Sarbanes - Oxley
       Act of 2002                                                            19

                                     PART I

ITEM 1.       Business

              FGIC Securities Purchase, Inc. (FGIC-SPI or the Company) was incorporated in 1990 in the State of Delaware. As of December 31, 2002, all outstanding capital stock of FGIC-SPI was owned by FGIC Holdings, Inc., a Delaware corporation, a wholly owned subsidiary of General Electric Capital Corporation (GE Capital), a New York corporation, the ultimate parent of which is General Electric Company.

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

              Presently, management of the Company has decided not to provide any new liquidity facilities. Management will continue to reassess this decision in the future. The current liquidity facilities shall remain in effect in accordance with their terms.

ITEM 2.       Properties

              FGIC-SPI conducts its business from the facilities of Financial Guaranty Insurance Company, a wholly owned subsidiary of FGIC Corporation. FGIC Holdings, Inc. was the majority owner of FGIC Corporation until late 2001 at which time it became the sole owner of FGIC Corporation.

ITEM 3.       Legal Proceedings

              FGIC-SPI is not involved in any pending legal proceedings.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              Omitted.

                                     PART II

ITEM 5.       Market for the Registrant's  Common Equity and Related Stockholder
              Matters

              As of December 31, 1992, all of FGIC-SPI's common stock, its sole class of common equity was owned by FGIC Corporation. In January 1993, the common stock of FGIC-SPI was dividended to GE Capital. GE Capital, in turn, made a capital contribution of the common stock of FGIC-SPI to FGIC Holdings, Inc., which now owns 100% of the common stock of FGIC-SPI. FGIC Holdings was the majority owner of FGIC Corporation until late 2001 at which time it became the sole owner of FGIC Corporation. Accordingly, there is no public trading market for FGIC-SPI's common stock.

ITEM 6.       Selected Financial Data

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

              For the years ended December 31, 2002 and 2001, FGIC SPI earned liquidity fees of $9,475,773 and $6,961,782, respectively. The increase in earnings is primarily due to the 15 new deals in 2001 being fully in effect in 2002, approximately $2.7 million, and 4 new deals in 2002, approximately $0.4 million offset by the renewal of existing deals at lower basis points and the expiration of several deals, approximately $0.6 million. FGIC-SPI incurred $896,905 and $1,230,018 of general and administrative expenses for the years ended December 31, 2002 and 2001, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $292,724 in 2002 and $202,373 in 2001. The
              increase in commitment fees is due to the increase in the number of outstanding contracts for the full year of 2002. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations which decreased due to an overall decrease in corporate expenses due to a decrease in the number of deals written by the Company in 2002. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

              For the years ended December 31, 2001 and 2000, FGIC SPI earned liquidity fees of $6,961,782 and $6,481,313, respectively. The increase in earnings is primarily due to new deals in 2000 being fully in effect in 2001, approximately $0.3 million and 15 new deals in 2001, approximately $0.7 million, offset by the expiration of two deals, approximately, $0.5 million. FGIC-SPI incurred $1,230,018 and $565,739 of general and administrative expenses for the years ended December 31, 2001 and 2000, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $202,373 in 2001 and $177,048 in 2000. The increase in commitment fees is due to the increase in the number of outstanding contracts in 2001. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations which increased due to an overall increase in corporate expenses and an increase in the number of deals written by the Company in 2001. The effective Federal tax rate during 2001 and 2000 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

              During 2002, four deals closed totaling $305.0 million of liquidity facility. During 2001, fifteen deals closed totaling $1,935.5 million of liquidity facility. During 2000, eight deals closed totaling $592.7 million of liquidity facility.

              FGIC-SPI's total liquidity facility capacity since inception has amounted to $7 billion of which $0 and $2 billion were created in 2002 and 2001, respectively. At December 31, 2002, the Company had remaining capacity of $0.3 billion.

              LIQUIDITY AND CAPITAL RESOURCES

              Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($34.8 million at December 31, 2002) and draw upon the standby loan agreement in the amount of the purchase price of the tendered bonds ($4.8 billion in outstanding liquidity facility at December 31, 2002).

              Net cash provided by (used in) operating activities was $0, $0, and ($132,383), for the years ended December 31, 2002, 2001, and 2000, respectively. There were no cash flows related to investing and financing activities for the years ended December 31, 2002, 2001, and 2000.

              CRITICAL ACCOUNTING POLICIES

              The footnotes to the Company's financial statements disclose the Company's significant accounting policies. Some accounting policies may be critical to the portrayal of the Company's financial condition and results of operations as they require management to establish estimates based on subjective judgments. The Company's accounting policy with respect to the recognition of revenue was considered a critical accounting policy as management estimates the risk associated with the liquidity facilities is distributed ratably over the life of facilities and as such earns the fees evenly over the liquidity facility period.

ITEM 8.       Financial Statements and Supplementary Data.

              Issued but not yet implemented accounting standards.

              In November 2002, the FASB issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others. The liquidity facilities issued by FGIC-SPI are subject to the disclosure requirements of FIN 45 and such disclosures are included in the notes to these financial statements. Management is currently assessing the impact of the accounting provisions of FIN 45 on the Company.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.


We have audited the accompanying balance sheets of FGIC Securities Purchase, Inc. as of December 31, 2002 and 2001, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of FGIC Securities Purchase, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP





February 7, 2003
New York, New York


                         FGIC SECURITIES PURCHASE, INC.

                                 Balance Sheets

                           December 31, 2002 and 2001



ASSETS                                                                               2002                 2001
                                                                              -------------------  -------------------
Liquidity fees receivable                                                   $       1,827,918            1,837,773
Due from GE Capital                                                                34,799,176           29,096,779
Other assets                                                                              --               147,822
                                                                                                   -------------------
                                                                              -------------------
               Total assets                                                 $      36,627,094           31,082,374
                                                                              ===================  ===================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Deferred liquidity fee income                                            $         926,202              865,611
   Due to affiliates                                                                  135,773              642,137
   Commitment fees payable to GE Capital                                              992,975              700,251
   Accounts payable and accrued expenses                                              496,417              460,951
   Taxes payable                                                                      988,291              511,913
                                                                              -------------------  -------------------
               Total liabilities                                                    3,539,658            3,180,863
                                                                              -------------------  -------------------
Stockholder's equity:
   Common stock, par value $10.00 per share;
      10 shares authorized, issued and outstanding                                        100                  100
   Additional paid-in capital                                                         822,145              822,145
   Retained earnings                                                               32,265,191           27,079,266
                                                                              -------------------  -------------------
               Total stockholder's equity                                          33,087,436           27,901,511
                                                                              -------------------  -------------------
               Total liabilities and stockholder's equity                   $      36,627,094           31,082,374
                                                                              ===================  ===================

See accompanying notes to financial statements.


                         FGIC SECURITIES PURCHASE, INC.

                              Statements of Income

                  Years ended December 31, 2002, 2001, and 2000

                                                                 2002                 2001                 2000
                                                          -------------------  -------------------  -------------------
Liquidity fee income                                    $       9,475,773            6,961,782            6,481,313
Investment income                                                     --                   --                 1,339
                                                          -------------------  -------------------  -------------------
               Total revenues                                   9,475,773            6,961,782            6,482,652
                                                          -------------------  -------------------  -------------------
General and administrative expenses                               604,181            1,027,645              388,691
GE Capital commitment fees                                        292,724              202,373              177,048
                                                          -------------------  -------------------  -------------------
               Total expenses                                     896,905            1,230,018              565,739
                                                          -------------------  -------------------  -------------------
               Income before provision for
                  income taxes                                  8,578,868            5,731,764            5,916,913
                                                          -------------------  -------------------  -------------------
Income tax expense (benefit):
   Federal:
      Current                                                   2,792,421            1,865,690            1,927,066
      Deferred                                                        --                   --                (1,111)
   State and local                                                600,522              401,223              414,184
                                                          -------------------  -------------------  -------------------
               Total income tax expense                         3,392,943            2,266,913            2,340,139
                                                          -------------------  -------------------  -------------------
               Net income                               $       5,185,925            3,464,851            3,576,774
                                                          ===================  ===================  ===================

See accompanying notes to financial statements.

                         FGIC SECURITIES PURCHASE, INC.

                  Statements of Changes in Stockholder's Equity

                  Years ended December 31, 2002, 2001, and 2000

                                                             ADDITIONAL
                                          COMMON              PAID-IN              RETAINED
                                          STOCK               CAPITAL              EARNINGS              TOTAL
                                    -------------------  -------------------  -------------------  -------------------
Balance, December 31, 1999        $             100              822,145           20,037,641           20,859,886
   Net income                                   --                   --             3,576,774            3,576,774
                                    -------------------  -------------------  -------------------  -------------------
Balance, December 31, 2000                      100              822,145           23,614,415           24,436,660
   Net income                                   --                   --             3,464,851            3,464,851
                                    -------------------  -------------------  -------------------  -------------------
Balance, December 31, 2001                      100              822,145           27,079,266           27,901,511
   Net income                                   --                   --             5,185,925            5,185,925
                                    -------------------  -------------------  -------------------  -------------------
Balance, December 31, 2002        $             100              822,145           32,265,191           33,087,436
                                    ===================  ===================  ===================  ===================

See accompanying notes to financial statements.


                         FGIC SECURITIES PURCHASE, INC.

                            Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                 2002                 2001                 2000
                                                          -------------------  -------------------  -------------------
Operating activities:
   Net income                                           $       5,185,925            3,464,851            3,576,774
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Change in liquidity fees receivable                        9,855             (948,093)            (160,776)
         Change in due from GE Capital                         (5,702,397)           3,740,849           (7,583,837)
         Change in other assets                                   147,822              251,787              (59,619)
         Change in deferred liquidity fee
            income                                                 60,591              320,955              293,332
         Change in due to affiliates                             (506,364)          (7,144,319)           7,746,456
         Change in commitment fees
            payable to GE Capital                                 292,724              202,372              177,048
         Change in accounts payable and
            accrued expenses                                       35,466              141,544               (7,352)
         Change in taxes payable                                  476,378              (29,946)          (4,113,298)
         Change in deferred tax payable                               --                   --                (1,111)
                                                          -------------------  -------------------  -------------------
               Cash provided by (used in)
                  operating activities                                --                   --              (132,383)
                                                          -------------------  -------------------  -------------------
               Net change in cash and cash
                  equivalents                                         --                   --              (132,383)
Cash and cash equivalents at beginning
   of period                                                          --                   --               132,383
                                                          -------------------  -------------------  -------------------
Cash and cash equivalents at end of period              $             --                   --                   --
                                                          ===================  ===================  ===================

See accompanying notes to financial statements.

                         FGIC SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2002 and 2001



(1)    BUSINESS

       FGIC Securities Purchase, Inc. (FGIC-SPI) is a wholly owned subsidiary of FGIC Holdings, Inc. (the Parent) which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 2002, FGIC-SPI had approximately $4.8 billion par and interest of potential obligations under such arrangements. At December 31, 2002, the Company had remaining capacity of $0.3 billion. Presently, management of the Company has decided not to provide any new liquidity facilities. Management will continue to reassess this decision in the future. The current liquidity facilities shall remain in effect in accordance with their terms.

       In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements, with GE Capital totaling $4.8 billion at December 31, 2002, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

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

       (A)    CASH AND CASH EQUIVALENTS

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

                         FGIC SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2002 and 2001

       (D)    SEC REGISTRATION FEES

              SEC registrations fees are reimbursable to FGIC-SPI, as a separate item at the closing, by issuers as transactions are consummated. Such fees are deferred and included in other assets when paid, and netted against the related reimbursement as transactions are consummated. At December 31, 2002 and 2001, the deferred registration fees were $0 and $147,822, respectively. Management evaluates the recoverability of such deferred fees at each reporting date. During the fourth quarter 2002, with management's decision to cease issuing new facilities, $59,788 of deferred registration fees were written off. In October 2001, FGIC-SPI filed a shelf registration with the SEC increasing by $2 billion FGIC-SPI's capacity. Registration fees deferred were $0 and $500,000 in 2002 and 2001, respectively.

       (E)    EXPENSES

              Direct expenses incurred by the Parent are attributed to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI based on the percentage of time such employees devote to the activities of FGIC-SPI. For the years ended December 31, 2002, 2001, and 2000 expenses of $520,928, $918,686, and $420,044, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable, and that such expenses, as reported in the statement of income, would not differ materially from the amount of expenses on a stand-alone basis.

       (F)    COMMITMENT FEES

              Commitment fees are accrued as a percentage of the par value of the outstanding liquidity facilities.

       (G)    RESERVE FOR LOSSES

              It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.

              At December 31, 2002, management does not anticipate any losses relative to such arrangements.

       (H)    INCOME TAXES

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, on a stand alone basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered to settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (I)    OTHER COMPREHENSIVE INCOME

              There are no elements of other comprehensive income.

       (J)    DERIVATIVE INSTRUMENTS

              The Financial Accounting Standards Board (FASB) issued, then subsequently amended, Statement of Financial Accounting Standards
              (SFAS) No. 133, Accounting for Derivative  Instruments and

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

       (K)    NEW ACCOUNTING PRONOUNCEMENTS

              In November 2002, the FASB issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The liquidity facilities issued by FGIC-SPI are subject to the disclosure requirements of FIN 45 and such disclosures are included in the notes to these financial statements. Management is currently assessing the impact of the accounting provisions of FIN 45 on the Company.

(3)    INCOME TAXES

       Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

       FGIC-SPI's effective Federal tax rate differs from the corporate tax rate on ordinary income of 35% in 2002, 2001, and 2000. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:

                                                                             YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                                  2002                2001                2000
                                                          -------------------------------------------------------------
        Computed statutory tax provision                $            3,002,604           2,006,117           2,070,920
        Benefit of deduction for state and
           local income taxes                                        (210,183)           (140,427)           (144,965)
                                                          -------------------------------------------------------------
                       Federal income taxes                          2,792,421           1,865,690           1,925,955
        State and local income taxes                                   600,522             401,223             414,184
                                                          -------------------------------------------------------------
                       Income tax expense               $            3,392,943           2,266,913           2,340,139
                                                          =============================================================


       For the years ended December 31, 2002, 2001, and 2000, Federal and state income taxes paid or settled through intercompany accounts totaled $2,657,890, $2,296,859, and $6,454,548, respectively.

(4)    RELATED PARTY TRANSACTIONS

       All municipal securities for which FGIC-SPI provides liquidity are insured by Financial Guaranty Insurance Company, a subsidiary of the Parent.

                         FGIC SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


       As part of a standby loan agreement with GE Capital (see note 6), FGIC-SPI has incurred commitment fees for the years ended December 31, 2002, 2001, and 2000 of $292,724, $202,373, and $177,048, respectively.

       At December 31, 2002 and 2001, the amounts classified as due from GE Capital relates to balances held by GE Capital. FGIC-SPI has access to these funds on an as needed basis.

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

       The geographical distribution of the underlying par value supported by the 53 liquidity facilities outstanding at December 31, 2002 was as follows (dollars in millions):

                New York                     $              1,164
                California                                    776
                Michigan                                      749
                Massachusetts                                 648
                Pennsylvania                                  324
                District of Columbia                          284
                Hawaii                                        250
                Ohio                                          113
                Florida                                       122
                New Hampshire                                  38
                North Carolina                                 30
                Alabama                                        22
                Texas                                          17
                                                      ------------------
                                 Total       $              4,537
                                                      ==================

       Of the $1.2 billion of par value related to State of New York, $975 million relates to New York City. The next largest single exposure is to the Massachusetts Water Resource Authority with $648 million in outstanding par.

                         FGIC SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2002 and 2001

       The maturity distribution of the underlying par value supported by the 53 liquidity facilities outstanding at December 31, 2002 is as follows (dollars in millions):


                Less than one year                $                 797
                One to two years                                    214
                Two to three years                                  568
                Three to four years                               1,962
                Four to five years                                  996
                Over five years                                      --
                                                     -------------------
                                 Total            $               4,537
                                                     ===================

       The liquidity agreements are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding and provide for purchase of underlying municipal securities.

       As of December 31, 2002, the fair value of the future liquidity fees receivable on outstanding facilities was $23.0 million. The fair value was calculated based upon current expected cash inflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 2.74%.

       FGIC-SPI is exposed to credit risk that the issuer defaults on the underlying municipal security at a time that FGIC-SPI is holding securities purchased pursuant to a liquidity facility and the financial guarantor (Financial Guaranty Insurance Company) fails to perform on its insurance contract. It is the accounting policy of FGIC-SPI to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. Management believes that no such reserves were required at December 31, 2002 and 2001.

       FGIC-SPI is exposed to market risk in the event that FGIC-SPI is required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is the accounting policy of FGIC-SPI to evaluate the likelihood of it being called upon to purchase securities under its liquidity arrangements at amounts greater than their fair value at each reporting period and to establish valuation reserves when deemed appropriate. Management believes that no such valuation reserves were required at December 31, 2002 and 2001.

(6)    STANDBY LOAN AGREEMENTS

       FGIC-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to FGIC-SPI in amounts not exceeding the purchase price of the tendered bonds. The total standby loan agreement amount at December 31, 2002, equals the total outstanding facility amount of $4.8 billion.

       In consideration of the commitment of GE Capital to make loans to FGIC-SPI, FGIC-SPI agrees to pay GE Capital a fee equal to 0.625 basis points on the outstanding facility. The fee is payable on dates mutually agreed by FGIC-SPI and GE Capital.

(7)    QUARTERLY DATA (UNAUDITED)

       Selected quarterly financial data was as follows:

                                                                          2002
                                   ---------------------------------------------------------------------------------
                                        4th              3rd             2nd              1st             Total
                                   ---------------  --------------  ---------------  ---------------  --------------
Total revenues                   $      2,445,988       2,782,371        2,010,548        2,236,866       9,475,773
Total expenses                            280,745         277,622          165,549          172,989         896,905
                                   ---------------  --------------  ---------------  ---------------  --------------
               Income before
                 provision for
                 income taxes           2,165,243       2,504,749        1,844,999        2,063,877       8,578,868
Income tax expense                        856,355         990,628          732,360          813,600       3,392,943
                                   ---------------  --------------  ---------------  ---------------  --------------
               Net income        $      1,308,888       1,514,121        1,112,639        1,250,277       5,185,925
                                   ===============  ==============  ===============  ===============  ==============

                                                                         2001
                                   ---------------------------------------------------------------------------------
                                        4th              3rd             2nd              1st             Total
                                   ---------------  --------------  ---------------  ---------------  --------------
Total revenues                   $      2,039,368       1,601,093        1,694,392        1,626,929       6,961,782
Total expenses                            462,648         231,640          251,572          284,158       1,230,018
                                   ---------------  --------------  ---------------  ---------------  --------------
               Income before
                 provision for
                 income taxes           1,576,720       1,369,453        1,442,820        1,342,771       5,731,764
Income tax expense                        623,593         541,619          570,635          531,066       2,266,913
                                   ---------------  --------------  ---------------  ---------------  --------------
               Net income        $        953,127         827,834          872,185          811,705       3,464,851
                                   ===============  ==============  ===============  ===============  ==============

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              NONE

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant

              Omitted.

ITEM 11.      Executive Compensation

              Omitted.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management

              Omitted.

ITEM 13.      Certain Relationships and Related Transactions

              Omitted.

ITEM 14.      Controls and Procedures

              (a) Within the 90-day period prior to the filing of this report, the Company's management, including the President and Treasurer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation.

              (b) There have been no significant changes in the Company's internal controls during the period covered by this report or, to our knowledge, in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15.      Exhibits and Financial Statement Schedules.

              (a)    Financial Statements

                     Included in Part II of this report:

                       Report of Independent Auditors
                       Balance Sheets as of December 31, 2002 and 2001 Statements of Income for the years ended December 31, 2002, 2001, and 2000.
                       Statements of Changes in Stockholder's Equity for the years ended December 31, 2002, 2001, and 2000. Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.
                       Notes of Financial Statements

                     All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              (b)    Exhibit Index

              1.1    - Certificate of Incorporation of FGIC-SPI (Incorporated by
                       reference to Exhibit 1.1 of FGIC-SPI's December 31, 1991 Form 10K)

              1.2    - By-Laws of FGIC-SPI (Incorporated by reference to Exhibit
                       1.2 of FGIC-SPI's December 31, 1991 Form 10K)

              1.3    - Consents of Independent Auditors

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

  SIGNATURE                          TITLE                             DATE
--------------------  ----------------------------------------    --------------

                      President (principal executive officer),
/s/ Deborah M. Reif                 Director                       March 7, 2003
--------------------                                              --------------
Deborah M. Reif

                         Treasurer and Assistant Secretary
/s/ J. Stevenson Barker  (principal financial and accounting       March 7, 2003
-----------------------               officer)                    --------------
J. Stevenson Barker

/s/ A. Edward Turi, III             Director                      March 7, 2003
--------------------                                              --------------
A. Edward Turi, III

                           CERTIFICATIONS PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


CERTIFICATION
-------------

I, Deborah M. Reif, certify that:

(1) I have reviewed this annual report on Form 10-K of FGIC Securities Purchase, Inc. (The Company);

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c)    presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 7, 2003                                /s/ Deborah M. Reif
                                                   -----------------------------
                                                     Deborah M. Reif
                                                     President (principal
                                                     executive officer)

CERTIFICATION
-------------

I, J. Stevenson Barker, certify that:

(1) I have reviewed this annual report on Form 10-K of FGIC Securities Purchase, Inc. (The Company);

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c)    presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 7, 2003                          /s/ J. Stevenson Barker
                                           -------------------------------------
                                               J. Stevenson Barker
                                               Treasurer and Assistant Secretary
                                               (principal financial and
                                               accounting officer)

                                                                     EXHIBIT 1.3




                         CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
FGIC Securities Purchase, Inc.


We consent to incorporation by reference in the registration statements (No. 333-71950) on Form S-3 of FGIC Securities Purchase, Inc. of our report dated February 7, 2003 relating to the balance sheets of FGIC Securities Purchase, Inc. as of December 31, 2002 and 2001, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of FGIC Securities Purchase, Inc.


/s/ KPMG LLP





New York, New York
March 7, 2003

                                                                    EXHIBIT 99.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of FGIC Securities Purchase, Inc. (the Company) on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Deborah
M. Reif, Chief Executive Officer of the Company, herby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:   March 7, 2003                               /s/ Deborah M. Reif
                                                --------------------------------
                                                    Deborah M. Reif
                                                    President (principal
                                                    executive officer)

                                                                    EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of FGIC Securities Purchase, Inc. (the Company) on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, J. Stevenson Barker, Treasurer of the Company, herby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   March 7, 2003                          /s/ J. Stevenson Barker
                                            ------------------------------------
                                               J. Stevenson Barker
                                               Treasurer and Assistant Secretary
                                               (principal financial and
                                               accounting officer)