Form 10-Q
period 2003-03-31
FGIC SECURITIES PURCHASE INC
filed 2003-05-02
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED MARCH 31, 2003


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



                               Yes __X__ No _____



                                                    Shares Outstanding
Title of Class                                      at May 2, 2003
--------------
Common Stock (voting), $10.00 par value                    10




Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)



                                TABLE OF CONTENTS


                                                                            PAGE

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements:
           Balance Sheets                                                      1
           Statements of Income                                                2
           Statements of Cash Flows                                            3
            Note to Unaudited Interim Financial Statements                     4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                6

Item 4.   Controls and Procedures                                              7

PART II. OTHER INFORMATION
Other Information:
Item 1.   Legal Proceedings                                                    8
Item 2.   Changes in Securities                                                8
Item 3.   Defaults on Senior Securities                                        8
Item 4.   Submission of Matters to a Vote of Security Holders                  8
Item 5.   Other Information                                                    8
Item 6.   Exhibits and Reports on Form 8-K                                     8

Signatures                                                                     9

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      10

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              FGIC SECURITIES PURCHASE, INC.
                                    (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                                      Balance Sheets
                                           March 31, 2003 and December 31, 2002
                                                                                       MARCH 31,            DECEMBER 31,
                                    Assets                                                2003                  2002
                                                                                   -------------------   -------------------
                                                                                      (Unaudited)
Liquidity fees receivable                                                       $        2,153,276             1,827,918
Due from GE Capital                                                                     36,518,296            34,799,176
                                                                                   -------------------   -------------------
                 Total assets                                                   $       38,671,572            36,627,094
                                                                                   ===================   ===================
                     LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
     Deferred liquidity fee income                                              $          847,240               926,202
     Due to affiliates                                                                   1,237,867               135,773
     Commitment fees payable to GE Capital                                               1,062,713               992,975
     Accounts payable and accrued expenses                                                 504,732               496,417
     Taxes payable                                                                         717,670               988,291
                                                                                   -------------------   -------------------
                 Total liabilities                                                       4,370,222             3,539,658
                                                                                   -------------------   -------------------
Stockholder's Equity:
     Common stock, par value $10.00 per share. Authorized,
        issued, and outstanding 10 shares                                                      100                   100
     Additional paid-in capital                                                            822,145               822,145
     Retained earnings                                                                  33,479,105            32,265,191
                                                                                   -------------------   -------------------
                 Total stockholder's equity                                             34,301,350            33,087,436
                                                                                   -------------------   -------------------
                 Total liabilities and stockholder's equity                     $       38,671,572            36,627,094
                                                                                   ===================   ===================


See accompanying notes to unaudited interim financial statements.

                                              FGIC SECURITIES PURCHASE, INC.
                                    (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                        Statements of Income and Retained Earnings
                                        Three-months ended March 31, 2003 and 2002
                                                        (Unaudited)
                                                                                          2003                  2002
                                                                                   -------------------   -------------------
Liquidity fee income                                                            $        2,262,214             2,236,866
General and administrative expenses                                                        254,085               172,989
                                                                                   -------------------   -------------------
                 Income before income taxes                                              2,008,129             2,063,877
                                                                                   -------------------   -------------------
Income tax expense:
     Federal                                                                               653,646               669,129
     State and local                                                                       140,569               144,471
                                                                                   -------------------   -------------------
                 Total income tax expense                                                  794,215               813,600
                                                                                   -------------------   -------------------
                 Net income                                                              1,213,914             1,250,277
Retained earnings beginning of period                                                   32,265,191            27,079,266
                                                                                   -------------------   -------------------
Retained earnings end of period                                                 $       33,479,105            28,329,543
                                                                                   ===================   ===================

See accompanying notes to unaudited interim financial statements.

                                              FGIC SECURITIES PURCHASE, INC.
                                    (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                                 Statements of Cash Flows
                                        Three-months ended March 31, 2003 and 2002
                                                        (Unaudited)
                                                                                          2003                  2002
                                                                                   -------------------   -------------------
Operating activities:
     Net income                                                                 $        1,213,914             1,250,277
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Change in taxes payable                                                           (270,621)           190,005
           Change in due from GE Capital                                                   (1,719,120)           (1,184,199)
           Change in due to affiliates                                                   1,102,094               723,594
           Change in liquidity fees receivable                                               (325,358)             (952,279)
           Change in deferred liquidity fee income                                            (78,962)            46,203
           Change in accounts payable and accrued expenses                                   8,315                 3,001
           Change in commitment fees payable to GE Capital                                  69,738                69,989
                                                                                   -------------------   -------------------
                 Cash provided by operating activities                                         --                146,591
                                                                                   -------------------   -------------------
                 Net change in cash and cash equivalents                                       --                146,591
Cash and cash equivalents at beginning of period                                               --                    --
                                                                                   -------------------   -------------------
Cash and cash equivalents at end of period                                      $              --                146,591
                                                                                   ===================   ===================

See accompanying notes to unaudited interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)

                 Notes to Unaudited Interim Financial Statements

                                 March 31, 2003

                                   (Unaudited)


(1)    BUSINESS

       FGIC Securities Purchase, Inc. (FGIC-SPI) is a wholly owned subsidiary of FGIC Holdings, Inc. (the Parent). The Parent is wholly owned by GEI, Inc., which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond authorizing documents. As of March 31, 2003, FGIC-SPI had approximately $4.5 billion (par and interest) of potential obligations under such arrangements. At March 31, 2003, the Company had remaining capacity of $0.3 billion. Presently, management of the Company has decided not to provide any new liquidity facilities. Management will continue to reassess this decision in the future. The current liquidity facilities shall remain in effect in accordance with their terms.

       In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.5 billion at March 31, 2003, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       The unaudited interim financial statements of FGIC-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three months ended March 31, 2003 and 2002, (b) the financial position as of March 31, 2003 and (c) cash flows for the three months ended March 31, 2003 and 2002.

       These  unaudited   interim   financial   statements  should  be  read  in
       conjunction with the financial statements and related notes included in the 2002 Annual Report on Form 10-K.

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

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)

                 Notes to Unaudited Interim Financial Statements

                                 March 31, 2003

                                   (Unaudited)




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

       (D)    EXPENSES

              Direct expenses incurred by the Parent are fully allocated to FSIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI. For the three months ended March 31, 2003 and 2002 expenses of $173,031 and $100,000, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

       (E)    COMMITMENT FEES

              The commitment fees are accrued on the outstanding liquidity facilities.

       (F)    RESERVE FOR LOSSES

              It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.

              At March 31, 2003, management does not anticipate any losses relative to such arrangements.

       (G)    OTHER COMPREHENSIVE INCOME

              There are no elements of other comprehensive income.

       (H)    NEW ACCOUNTING PRONOUNCEMENTS

              In November 2002, the FASB issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The liquidity facilities issued by FGIC-SPI are subject to the disclosure requirements of FIN 45 and management believes the accounting provisions of FIN 45 are applicable to the facilities issued by the Company; however, no new facilities were issued in 2003.

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

       For the three months ended March 31, 2003, FGIC-SPI earned liquidity fees of $2,262,214 compared to $2,236,866 for the three months ended March 31, 2002. The earnings on the liquidity facilities is such due to the fact no new deals have been written in 2003 and there have only been limited terminations or maturities. FGIC-SPI incurred $254,085 and $172,989 of general and administrative expenses for the three months ended March 31, 2003 and 2002, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $69,738 in 2003 and $69,989 in 2002. The level nature of the commitment fees is consistent with the level nature of liquidity fees. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which increased due to increase in underlying costs being allocated. The effective Federal Tax rate during 2003 and 2002 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

       LIQUIDITY AND CAPITAL RESOURCES

       Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($36.6 million at March 31, 2003) and draw upon the standby loan agreement ($4.5 billion at March 31, 2003) in the amount of the purchase price of tendered bonds.

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

ITEM 4. CONTROLS AND PROCEDURES

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

       Omitted

3.     DEFAULTS ON SENIOR SECURITIES

       Omitted

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Omitted

5.     OTHER INFORMATION

       Omitted

6.     EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits

              Exhibit99.1 - Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

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



                                            FGIC SECURITIES PURCHASE, INC.
                                            ------------------------------
                                                     (Registrant)

Date:     May 2, 2003                            /s/ Deborah M. Reif
       ----------------                    ------------------------------------
                                                 Deborah Mary Reif
                                                 President (principal
                                                 executive officer)


Date:     May 2, 2003                            /s/ J. Stevenson Barker
       ----------------                     ------------------------------------
                                                 J. Stevenson Barker
                                                 Treasurer and Assistant
                                                 Secretary (principal financial
                                                 and accounting officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



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



Date:       May 2, 2003                             /s/ Deborah M. Reif
         -----------------                  ------------------------------------
                                                    Deborah M. Reif
                                                    President (principal
                                                    executive officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



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


Date:     May 2, 2003                           /s/ J. Stevenson Barker
       ----------------                   --------------------------------------
                                                J. Stevenson Barker
                                                Treasurer and Assistant
                                                Secretary (principal financial
                                                and accounting officer)

                                                                    EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of FGIC Securities Purchase, Inc. (the Company) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Deborah
M. Reif, Chief Executive Officer of the Company, herby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:       May 2, 2003                           /s/ Deborah M. Reif
        ------------------                   -----------------------------------
                                                  Deborah M. Reif
                                                  President (principal
                                                  executive officer)



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of FGIC Securities Purchase, Inc. (the Company) on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, J. Stevenson Barker, Chief Financial Officer of the Company, herby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.










Date:     May 2, 2003                           /s/ J. Stevenson Barker
       -----------------                 ---------------------------------------
                                                J. Stevenson Barker
                                                Treasurer and Assistant
                                                Secretary (principal financial
                                                and accounting officer)



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.