Form 10-Q
period 2003-06-30
FGIC SECURITIES PURCHASE INC
filed 2003-08-01
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 2003


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


                                                              Shares Outstanding
Title of Class                                                 at August 1, 2003
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

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                             FGIC SECURITIES PURCHASE, INC.
                                   (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                                     Balance Sheets
                                           June 30, 2003 and December 31, 2002
                                                                                      JUNE 30             DECEMBER 31,
                                   Assets                                               2003                  2002
                                                                                 -------------------   -------------------
                                                                                    (Unaudited)
Liquidity fees receivable                                                     $        2,389,799             1,827,918
Due from GE Capital                                                                   37,357,812            34,799,176
                                                                                 -------------------   -------------------
                 Total assets                                                 $       39,747,611            36,627,094
                                                                                 ===================   ===================
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
     Deferred liquidity fee income                                            $          798,543               926,202
     Due to affiliates                                                                   993,885               135,773
     Commitment fees payable to GE Capital                                             1,133,349               992,975
     Accounts payable and accrued expenses                                               508,135               496,417
     Taxes payable                                                                       749,613               988,291
                                                                                 -------------------   -------------------
                 Total liabilities                                                     4,183,525             3,539,658
                                                                                 -------------------   -------------------
Stockholder's Equity:
     Common stock, par value $10.00 per share. Authorized,
        issued, and outstanding 10 shares                                                    100                   100
     Additional paid-in capital                                                          822,145               822,145
     Retained earnings                                                                34,741,841            32,265,191
                                                                                 -------------------   -------------------
                 Total stockholder's equity                                           35,564,086            33,087,436
                                                                                 -------------------   -------------------
                 Total liabilities and stockholder's equity                   $       39,747,611            36,627,094
                                                                                 ===================   ===================



See accompanying notes to unaudited interim financial statements.

                                              FGIC SECURITIES PURCHASE, INC.
                                    (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                        Statements of Income and Retained Earnings
                                    Three and six-months ended June 30, 2003 and 2002
                                                       (Unaudited)

                                                        FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                        ENDED JUNE 30,
                                                -------------------------------------  ------------------------------------
                                                       2003               2002               2003               2002
                                                -------------------------------------  -----------------  -----------------
Liquidity fee income                         $      2,362,602           2,010,548          4,624,816          4,247,414
General and administrative expenses                   273,708             165,549            527,793            338,538
                                                -----------------   -----------------  -----------------  -----------------
                 Income before
                    income taxes                    2,088,894           1,844,999          4,097,023          3,908,876
                                                -----------------   -----------------  -----------------  -----------------
Income tax expense:
     Federal                                          679,935             603,210          1,333,581          1,272,339
     State and local                                  146,223             129,150            286,792            273,621
                                                -----------------   -----------------  -----------------  -----------------
                 Total income tax expense             826,158             732,360          1,620,373          1,545,960
                                                -----------------   -----------------  -----------------  -----------------
                 Net income                  $      1,262,736           1,112,639          2,476,650          2,362,916
                                                =================   =================  =================  =================


See accompanying notes to unaudited interim financial statements.

                                             FGIC SECURITIES PURCHASE, INC.
                                   (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                                Statements of Cash Flows
                                         Six-months ended June 30, 2003 and 2002
                                                       (Unaudited)

                                                                                        2003                  2002
                                                                                 -------------------   -------------------
Operating activities:
     Net income                                                               $        2,476,650             2,362,916
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Change in taxes payable                                                      (238,678)              935,592
           Change in due from GE Capital                                              (2,558,636)           (3,887,297)
           Change in due to affiliates                                                   858,112               810,369
           Changes in other assets                                                           --                 62,337
           Change in liquidity fees receivable                                          (561,881)             (469,372)
           Change in deferred liquidity fee income                                      (127,659)               38,919
           Change in accounts payable and accrued expenses                                11,718                15,529
           Change in commitment fees payable to GE Capital                               140,374               131,007
                                                                                 -------------------   -------------------
                 Cash provided by operating activities                                       --                    --
                                                                                 -------------------   -------------------
                 Net change in cash and cash equivalents                                     --                    --
Cash and cash equivalents at beginning of period                                                                   --
                                                                                 -------------------   -------------------
Cash and cash equivalents at end of period                                    $              --                    --
                                                                                 ===================   ===================

See accompanying notes to unaudited interim financial statements.

                         FGIC SECURITIES PURCHASE, INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)

                 Notes to Unaudited Interim Financial Statements

                                  June 30, 2003

                                   (Unaudited)




(1)    BUSINESS

       FGIC Securities Purchase, Inc. (FGIC-SPI) is a wholly owned subsidiary of FGIC Holdings, Inc. (the Parent). The Parent is wholly owned by GEI, Inc., which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond purchase documents. As of June 30, 2003, FGIC-SPI had approximately $4.6 billion (par and interest) of potential obligations under such arrangements. At June 30, 2003, the Company had remaining capacity of $0.3 billion. Presently, management of the Company has decided not to provide any new standby security purchase agreement. Management will continue to reassess this decision in the future. The current standby security purchase agreements shall remain in effect in accordance with their terms.

       In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.6 billion at March 31, 2003, under which GE Capital will be irrevocably obligated to lend funds as needed for FGIC-SPI to purchase the securities.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       The unaudited interim financial statements of FGIC-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the three and six months ended June 30, 2003 and 2002, (b) the financial position as of June 30, 2003 and (c) cash flows for the six months ended June 30, 2003 and 2002.

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

       (B)    REVENUE RECOGNITION

              Fees are paid up-front and in installments. Up-front fees are earned on a straight-line basis over the life of the commitment, usually five years, and installments fees are earned straight-line over the installment period.

       (C)    FAIR VALUES OF FINANCIAL INSTRUMENTS

              The carrying amounts of FGIC-SPI's financial instruments, relating primarily to short-term investments, liquidity fees receivable, due from GE Capital, deferred liquidity fee income, due to affiliates, commitment fees payable to GE Capital, accounts, and accrued expenses and taxes payable, approximate their fair values.

       (D)    EXPENSES

              Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI. For the six months ended June 30, 2003 and 2002, expenses of $372,701 and $200,000, respectively, were allocated to FGIC-SPI. For the three months ended June 30, 2003 and 2002, expenses of $199,670 and $100,000, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

       (E)    COMMITMENT FEES

              The commitment fees are accrued on the outstanding liquidity facilities.

       (F)    RESERVE FOR LOSSES

              It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.

              At June 30, 2003, management does not anticipate any losses relative to such arrangements.

       (G)    OTHER COMPREHENSIVE INCOME

              There are no elements of other comprehensive income.

       (H)    NEW ACCOUNTING PRONOUNCEMENTS

              In November 2002, the FASB issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The standby security purchase agreements issued by FGIC-SPI are subject to the disclosure requirements of FIN 45 and management believes the accounting provisions of FIN 45 are applicable to the agreements issued by the Company; however, no new agreements were issued in 2003.

(3)    INCOME TAXES

       Under an intercompany tax-sharing agreement with its parent, FGIC-SPI is included in the consolidated Federal income tax returns filed by GE Capital. FGIC-SPI provides for taxes as if it filed a separate tax return.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       Liquidity fees are received up-front at the inception of the contract and in installments over the life of the contract. Up-front fees are earned on a straight-line basis over the life of the commitment, and installment fees are earned straight-line over the installment period.

       Presently, management of the Company has decided not to provide any new standby security purchase agreement. Management will continue to reassess this decision in the future. The current agreements shall remain in effect in accordance with their terms.

       For the six months ended June 30, 2003, FGIC-SPI earned liquidity fees of $4,624,816 compared to $4,247,414 for the six months ended June 30, 2002. The increase in earnings is primarily due to new deals written in 2002 being fully in effect in 2003. FGIC-SPI incurred $527,793 and $338,538 of general and administrative expenses for the six months ended June 30, 2003 and 2002, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $140,373 in 2003 and $131,007 in 2002. The increase in commitment fees is consistent with the increase in liquidity fees. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which increased due to increase in underlying costs being allocated. The effective Federal Tax rate during 2003 and 2002 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

       For the three months ended June 30, 2003, FGIC-SPI earned liquidity fees of $2,362,602 compared to $2,010,548 for the three months ended June 30, 2002. The increase in earnings is primarily due to new deals written in 2002 being fully in effect in 2003. FGIC-SPI incurred $273,708 and $165,549 of general and administrative expenses for the three months ended June 30, 2003 and 2002, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $70,635 in 2003 and $61,018 in 2002. The increase in commitment fees is consistent with increase in liquidity fees. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which increased due to the increase in underlying costs being allocated. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

       LIQUIDITY AND CAPITAL RESOURCES

       Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees, and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash outflow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($37.3 million at June 30, 2003) and draw upon the standby loan agreement ($4.6 billion at June 30, 2003) in the amount of the purchase price of tendered bonds.

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

ITEM 4. CONTROLS AND PROCEDURES

       As required by Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), The Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                                OTHER INFORMATION



1.     LEGAL PROCEEDINGS

       Omitted

2.     CHANGES IN SECURITIES

       Omitted

3.     DEFAULTS ON SENIOR SECURITIES

       Omitted

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Omitted

5.     OTHER INFORMATION

       Omitted

6.     EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits

              Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

              Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

              Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

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



                                                  FGIC SECURITIES PURCHASE, INC.
                                                  ------------------------------
                                                           (Registrant)


Date:   August 1, 2003                              /s/  Deborah M. Reif
                                                    --------------------

                                                    Deborah M.Reif
                                                    President (principal
                                                    executive officer)


Date:   August 1, 2003                              /s/  Donna J. Blank
                                                    -------------------

                                                    Donna J. Blank
                                                    Chief Financial Officer
                                                    (principal financial
                                                    and accounting officer)

                                                                    EXHIBIT 31.1

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION
-------------

I, Deborah M. Reif, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of FGIC Securities Purchase, Inc. (the "Company");

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation (the "Evaluation Date"); and

       (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 1, 2003                                    /s/ Deborah M. Reif
                                                          ---------------------

                                                          Deborah M. Reif
                                                          President (principal
                                                          executive officer)

                                                                    EXHIBIT 31.2

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION
-------------

I, Donna J. Blank, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of FGIC Securities Purchase, Inc. (the "Company");

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end or the period covered by this quarterly report based on such evaluation (the "Evaluation Date"); and

       (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   August 1, 2003                                   /s/ Donna J. Blank
                                                         --------------------

                                                         Donna J. Blank
                                                         Chief Financial Officer
                                                         (principal financial
                                                         and accounting officer)

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of FGIC Securities Purchase, Inc. (the Company) on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Deborah
M. Reif and Donna J. Blank, Chief Executive Officer, and Chief Financial Officer of the Company, herby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:   August 1, 2003                                / s / Deborah M. Reif
                                                      ---------------------
                                                      Deborah M. Reif
                                                      President (principal
                                                      executive officer)


Date:   August 1, 2003                                / s / Donna J. Blank
                                                      --------------------
                                                      Donna J. Blank
                                                      Chief Financial Officer
                                                      (principal financial
                                                      and accounting officer)