Form 10-Q
period 2003-09-30
FGIC SECURITIES PURCHASE INC
filed 2003-10-31
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q



                                QUARTERLY REPORT


        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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


                                    Yes X    No
                                       ---     ---

          TITLE OF CLASS                SHARES OUTSTANDING AT OCTOBER 31, 2003
------------------------------------   -----------------------------------------
Common Stock (voting), $10.00 par value                    10


Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                          FGIC SECURITIES PURCHASE INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)



                                TABLE OF CONTENTS



                                                                            PAGE

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements:
             Balance Sheets                                                    1
             Statements of Income and Retained Earnings                        2
             Statements of Cash Flows                                          3
             Note to Unaudited Interim Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

Item 4.  Controls and Procedures                                               7

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                     8
Item 2.  Changes in Securities                                                 8
Item 3.  Defaults on Senior Securities                                         8
Item 4.  Submission of Matters to a Vote of Security Holders                   8
Item 5.  Other Information                                                     8
Item 6.  Exhibits and Reports on Form 8-K                                      8

Signatures                                                                     9

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       10

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                           FGIC SECURITIES PURCHASE, INC.
                                 (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                                   Balance Sheets
                                      September 30, 2003 and December 31, 2002
                                                                                SEPTEMBER 30,         DECEMBER 31,
                                  ASSETS                                             2003                 2002
                                                                              -------------------  -------------------
                                                                                 (Unaudited)
Liquidity fees receivable                                                   $       2,545,031            1,827,918
Due from GE Capital                                                                38,856,839           34,799,176
                                                                              -------------------  -------------------

               Total assets                                                 $      41,401,870           36,627,094
                                                                              ===================  ===================

                   LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Deferred liquidity fee income                                            $         787,700              926,202
   Due to affiliates                                                                   50,004              135,773
   Commitment fees payable to GE Capital                                            1,208,163              992,975
   Accounts payable and accrued expenses                                              568,694              496,417
   Taxes payable                                                                    2,019,946              988,291
                                                                              -------------------  -------------------

               Total liabilities                                                    4,634,507            3,539,658
                                                                              -------------------  -------------------
Stockholder's Equity:
   Common stock, par value $10.00 per share. Authorized,
      issued, and outstanding 10 shares                                                   100                  100
   Additional paid-in capital                                                         822,145              822,145
   Retained earnings                                                               35,945,118           32,265,191
                                                                              -------------------  -------------------

               Total stockholder's equity                                          36,767,363           33,087,436
                                                                              -------------------  -------------------

               Total liabilities and stockholder's equity                   $      41,401,870           36,627,094
                                                                              ===================  ===================


See accompanying notes to unaudited interim financial statements.

                                            FGIC SECURITIES PURCHASE, INC.
                                  (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                      Statements of Income and Retained Earnings
                               Three and nine months ended September 30, 2003 and 2002
                                                     (Unaudited)

                                               THREE-MONTHS ENDED                         NINE-MONTHS ENDED
                                                  SEPTEMBER 30                              SEPTEMBER 30
                                     ----------------------------------------  ----------------------------------------
                                            2003                2002                  2003                2002
                                     ----------------------------------------  ------------------- --------------------
Liquidity fee income               $        2,306,018           2,782,371            6,930,834            7,029,785
General and administrative
 expenses                                     315,486             277,622              843,279              616,160
                                     ----------------------------------------  ------------------- --------------------
           Income before
            income taxes                    1,990,532           2,504,749            6,087,555            6,413,625
                                     ----------------------------------------  ------------------- --------------------
Income tax expense:
 Federal                                      647,918             815,295            1,981,499            2,087,635
 State and local                              139,337             175,333              426,129              448,954
                                     ----------------------------------------  ------------------- --------------------
           Total income
            tax expense                       787,255             990,628            2,407,628            2,536,589
                                     ----------------------------------------  ------------------- --------------------
           Net income                       1,203,277           1,514,121           3,679,927             3,877,036
Retained earnings
 at beginning of period                    34,741,841          29,442,181          32,265,191            27,079,266
                                     ----------------------------------------  ------------------- --------------------
Retained earnings
 at end of period                  $       35,945,118          30,956,302           35,945,118           30,956,302
                                     ========================================  =================== ====================


See accompanying notes to unaudited interim financial statements.

                                           FGIC SECURITIES PURCHASE, INC.
                                 (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)
                                              Statements of Cash Flows
                                    Nine months ended September 30, 2003 and 2002
                                                     (Unaudited)

                                                                                          NINE-MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                               ---------------------------------------
                                                                                     2003                 2002
                                                                               ------------------   ------------------
                                                                                  (Unaudited)          (Unaudited)
Operating activities:
     Net income                                                             $       3,679,927            3,877,036
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Change in taxes payable                                                        1,031,655              475,837
     Change in due from GE Capital                                                 (4,057,663)          (7,343,225)
     Change in due to affiliates                                                      (85,769)           2,445,906
     Change in other assets                                                               --                84,337
     Change in liquidity fees receivable                                             (717,113)              88,034
     Change in deferred liquidity fee income                                         (138,502)              91,451
     Change in accounts payable and accrued expenses                                   72,277               61,679
     Change in commitment fees payable to GE Capital                                  215,188              218,945
                                                                               ------------------   ------------------
          Cash provided by operating activities                                           --                   --
                                                                               ------------------   ------------------
          Net change in cash and cash equivalents                                         --                   --
Cash and cash equivalents at beginning of period                                          --                   --
                                                                               ------------------   ------------------
Cash and cash equivalents at end of period                                  $             --                   --
                                                                               ==================   ==================


See accompanying notes to unaudited interim financial statements.

                          FGIC SECURITIES PURCHASE INC.
               (A Wholly Owned Subsidiary of FGIC Holdings, Inc.)

                 Notes to Unaudited Interim Financial Statements

                               September 30, 2003

                                   (Unaudited)




(1)    BUSINESS

       FGIC Securities Purchase, Inc. (FGIC-SPI) is a wholly owned subsidiary of FGIC Holdings, Inc. (the Parent). The Parent is wholly owned by GEI, Inc., which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital). FGIC-SPI provides liquidity for certain floating rate municipal securities whereby FGIC-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond purchase agreement. As of September 30, 2003, FGIC-SPI had approximately $4.5 billion (par and interest) of potential obligations under such arrangements. At September 30, 2003 the Company had remaining capacity of $0.3 billion. Presently, management of the Company has decided not to provide any new standby security purchase agreements. Management will continue to reassess this decision in the in the future. The current standby security purchase agreement shall remain in effect in accordance with their terms.

       In order to obtain funds to purchase the securities, in the event such purchases are necessary, FGIC-SPI has entered into standby loan agreements with GE Capital totaling $4.5 billion at September 30, 2003, under which GE Capital will be irrevocably obligated to lend funds as heeded for FGIC-SPI to purchase the securities.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       The unaudited interim financial statements of FGIC-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of (a) results of operations for the nine months ended September 30, 2003 and 2002, (b) the financial position as of September 30, and (c) cash flows for the nine months ended September 30, 2003 and 2002.

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

       (B)    REVENUE RECOGNITION

              Fees are paid up-front and in installments. Up-front fees are earned on a straight-line basis over the life of the commitment, usually five years, and installment fees are earned straight-line over the installment period.

       (C)    FAIR VALUES OF FINANCIAL INSTRUMENTS

              The carrying amounts of FGIC-SPI's financial instruments, relating primarily to short-term investments, liquidity fees receivable, due from GE Capital, deferred liquidity fee income, due to affiliates, commitment fees payable to GE Capital, accounts payable and accrued expenses and taxes payable, approximate their fair values.

       (D)    EXPENSES

              Direct expenses incurred by the Parent are fully allocated to FGIC-SPI on a specific identification basis. Employee related expenses are allocated by affiliates to FGIC-SPI. For the nine months ended September 30, 2003 and 2002 expenses of $556,815 and $385,155, respectively, were allocated to FGIC-SPI. For the three months ended September 30, 2003 and 2002, expenses of $184,114 and $185,155, respectively, were allocated to FGIC-SPI. Management believes that such allocation method is reasonable. Management believes that such expenses, as reported in the statement of income, would not differ materially from what expenses would have been on a stand-alone basis.

       (E)    COMMITMENT FEES

              The commitment fees are accrued on the outstanding liquidity facilities.

       (F)    RESERVE FOR LOSSES

              It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.

              At September 30, 2003, management does not anticipate any losses relative to such arrangements.

       (G)    OTHER COMPREHENSIVE INCOME

              There are no elements of other comprehensive income.

       (H)    NEW ACCOUNTING PRONOUNCEMENTS

              In November 2002, the FASB issued Interpretation No. 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The standby security purchase agreements issued by FGIC-SPI are subject to the disclosure requirements of FIN 45 and management believes the accounting provisions of FIN 45 are applicable to the agreements issued by the Company.

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

         For the nine months ended September 30, 2003, FGIC-SPI earned liquidity fees of $6,910,127 compared to $7,029,785 for the nine months ended September 30, 2002. The decrease in earnings is primarily due to the fact that the business is in a run-off mode and existing deals are maturing. FGIC-SPI incurred $843,279 and $616,160 of general and administrative expenses for the nine months ended September 30, 2003 and 2002, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $215,187 in 2003 and $218,944 in 2002. The decrease in commitment fees corresponds with the decrease in liquidity fees. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which increased due to the increase in underlying costs being allocated. The effective Federal tax rate during 2003 and 2002 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

         For the three months ended September 30, 2003, FGIC-SPI earned liquidity fees of $2,285,311 compared to $2,782,371 for the three months ended September 30, 2002. The decrease in earnings is primarily due to the fact that the business is in a run-off mode and existing deals are maturing. FGIC-SPI incurred $315,486 and $277,622 of general and administrative expenses for the three months ended September 30, 2003 and 2002, respectively. Included in general and administrative expenses were commitment fees owed to GE Capital of $74,814 in 2003 and $87,937 in 2002. The decrease in commitment fees corresponds with the decrease in liquidity fees. The remainder of general and administrative expenses is primarily comprised of intercompany overhead expense allocations, which increased due to the increase in underlying costs being allocated. The effective Federal tax rate during 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. FGIC-SPI's primary source of cash is from liquidity fees and investment income. Cash outflows primarily relate to general and administrative expenses, GE Capital commitment fees and income taxes. To date FGIC-SPI has not been required to purchase securities (fund a cash out flow) under the liquidity facilities issued. Should FGIC-SPI be required to fund such an outflow, the Company can readily access the cash balances held by GE Capital ($38.8 million at September 30, 2003) and draw upon the standby loan agreement ($4.5 billion at September 30, 2003) in the amount of the purchase price of tendered bonds.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of September 30, 2003, under direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, such internal controls.

                           PART II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               Omitted

Item 2.        CHANGES IN SECURITIES

               Omitted

Item 3.        DEFAULTS ON SENIOR SECURITIES

               Omitted

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Omitted

Item 5.        OTHER INFORMATION

               Omitted

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits

                    Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    Exhibit 32 -  Certification  Pursuant  to 18 U.S.C.  Section
                    1350   as   Adopted   Pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002

               b)   Reports on Form 8-K

                    Omitted

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FGIC SECURITIES PURCHASE, INC.
                                              ------------------------------
                                                    (Registrant)
Date: October 31, 2003                           /s/ A. Edward Turi, III
                                                --------------------------
                                                 A. Edward Turi, III
                                                 Acting President
                                                 (principal executive
                                                 officer)


Date: October 31, 2003                           /s/ Donna J. Blank
                                                --------------------------
                                                 Donna J. Blank
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)

                                                                    EXHIBIT 31.1

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, A. Edward Turi, III, certified that:

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a) designated such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation (the Evaluation Date); and

       (c) disclosed in this quarterly report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

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


Date: October 31, 2003                            /s/ A. Edward Turi, III
                                                  -----------------------

                                                  A. Edward Turi, III
                                                  Acting President
                                                  (principal executive officer)

                                                                    EXHIBIT 31.2

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, Donna J. Blank, certified that:

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

       (a) designated such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation (the Evaluation Date); and

       (c) disclosed in this quarterly report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

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

Date: October 31, 2003                             /s/ Donna J. Blank
                                                  ------------------

                                                  Donna J. Blank
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FGIC Securities Purchase, Inc. (the Registrant) on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, A. Edward Turi, III and Donna J. Blank, Chief Executive Officer, and Chief Financial Officer, respectively, of the Registrant, herby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.






Date: October 31, 2003                            /s/ A. Edward Turi, III
                                                  -----------------------

                                                  A. Edward Turi, III
                                                  Acting President
                                                  (principal executive officer)



Date: October 31, 2003                            /s/ Donna J. Blank
                                                  ------------------

                                                  Donna J. Blank
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)