Form 10-K
period 2003-12-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2004-03-01
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10 - K
                                  -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                       Fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                                  -------------

                         COMMISSION FILE NUMBER 0-19564

                                  -------------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                    13-3633082
(State or other jurisdiction incorporation       (I.R.S. Employer Identification
or organization)                                                 No.)

201 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT   06927          (203) 357-4000
(Address of principal executive offices)   (Zip Code)  (Registrant's telephone
                                                    number, including area code)
                                  -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------

                    COMMON STOCK, PAR VALUE $10.00 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES     NO  X
                                         ---    ---

AGGREGATE MARKET VALUE OF THE OUTSTANDING COMMON EQUITY HELD BY NONAFFILIATES OF THE REGISTRANT AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER: NONE

AT FEBRUARY 27, 2004, 10 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10.00 PER SHARE WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT

                       MUNICIPAL SECURITIES PURCHASE, INC.


                                TABLE OF CONTENTS


                                                                            PAGE

PART I

     Item 1.   Business                                                        1
     Item 2.   Properties                                                      1
     Item 3.   Legal Proceedings                                               1
     Item 4.   Submission of Matters to a Vote of Security Holders             1

PART II

     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters                                             2
     Item 6.   Selected Financial Data                                         2
     Item 7.   Management's Discussion and Analysis of Results of
               Operations                                                      2
     Item 8.   Financial Statements and Supplementary Data                     4
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and  Financial Disclosure                           15
     Item 9a.  Controls and Procedures                                        15

PART III

     Item 10.  Directors and Executive Officers of the Registrant             15
     Item 11.  Executive Compensation                                         15
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                     15
     Item 13.  Certain Relationships and Related Transactions                 15
     Item 14.  Principal Accountant Fees and Services                         15

PART IV

     Item 15.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                            16
     Signatures                                                               17

                                     PART I

ITEM 1.       Business

              FGIC Securities Purchase, Inc. (FGIC-SPI) was incorporated in 1990 in the State of Delaware. In the fourth quarter of 2003, FGIC-SPI changed its name to Municipal Securities Purchase, Inc. (Municipal-SPI or the Company). As of December 31, 2003, all outstanding capital stock of Municipal-SPI was owned by FGIC
              Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of GEI, Inc. which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital), a Delaware corporation, the ultimate parent of which is General Electric Company.

              The business of Municipal-SPI consists of providing liquidity for certain floating rate municipal securities through a "liquidity facility". These floating rate municipal securities may be tendered by holders thereof for purchase at par periodically and are typically remarketed by registered broker-dealers upon such tender for purchase. In the event that such securities cannot be remarketed, Municipal-SPI, pursuant to a standby purchase agreement with the issuer of the securities, will be obligated to purchase these securities, at par. In order to obtain funds to purchase the securities, Municipal-SPI has entered into standby loan agreements, with GE Capital, under which GE Capital will irrevocably be obligated to lend funds as needed for Municipal-SPI to purchase the securities. While Municipal-SPI holds any such bonds, interest payments received from the municipalities will be at a floating rate specified in the applicable document that is in excess of the stated rate on the bonds. Purchased bonds may be held by Municipal-SPI until they are remarketed, sold or until maturity. Since inception, we have not been required to perform under such arrangements.

              Since 2002, Municipal-SPI has not been providing any new liquidity facilities and management of the Company will continue to reassess the decision in the future. The liquidity facilities are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding.

ITEM 2.       Properties

              Municipal-SPI conducts its business at 201 High Ridge Road, Stamford, CT.

ITEM 3.       Legal Proceedings

              Municipal-SPI is not involved in any pending legal proceedings.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              Not required by this form.

                                     PART II

ITEM 5.       Market for the Registrant's  Common Equity and Related Stockholder
              Matters

              Municipal-SPI's common stock, its sole class of common equity is owned by FGIC Holdings, Inc; and, therefore, there is no trading market in such stock.

ITEM 6.       Selected Financial Data

              Not required by this form.

ITEM 7.       Management's Discussion and Analysis of Results of Operations

              RESULTS OF OPERATIONS

              During 2003, the Company did not commit to any new liquidity facilities. During 2002, four new liquidity facilities totaling $0.3 billion, were added, compared with fifteen new liquidity facilities totaling $1.9 billion in 2001.

              The total capacity of Municipal-SPI's liquidity facility has amounted to $7 billion since inception, of which $0 and $2 billion were created in 2002 and 2001, respectively. At December 31, 2003, the Company had remaining capacity of $0.1 billion.

              Municipal-SPI earned liquidity fees of $8.8 million, $9.5 million and $7.0 million in 2003, 2002 and 2001, respectively. The decrease in liquidity fees from 2002 to 2003 was primarily due to 16 maturing contracts in 2003. The increase in liquidity fees from 2001 to 2002 was primarily due to the full year impact of 15 new contracts entered into in 2001, which contributed to an increase of approximately $2.7 million. In addition, four new contracts in 2002 added liquidity fees of approximately $0.4 million but were offset by the renewal of existing contracts at lower basis points and the expiration of ten contracts, which lowered liquidity fees by approximately $0.6 million. The total liquidity facility in force as of December 31, 2003 and 2002 was $3.8 billion and $4.8 billion, respectively. Weighted fees as of December 31, 2003 as compared with 2002 were slightly lower due to the higher weighted average fee associated with the 16 maturing contracts compared to the remaining outstanding contracts.

              OPERATING EXPENSES

              Municipal-SPI incurred $0.9 million of total operating expenses in both 2003 and 2002 compared with $1.2 million in 2001. Included in total operating expenses were commitment fees owed to GE Capital, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $0.277 million, $.292 million and $.202 million in 2003, 2002 and 2001, respectively. The decrease in commitment fees from 2002 to 2003 and the increase in commitment fees from 2001 to 2002 correspond with the respective fluctuation in liquidity fees earned which are also based upon the par in force outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocations. Such allocations increased from 2002 to 2003 due to an increase in overall corporate expenses. Such allocations decreased from 2001 to 2002 due to a decrease in allocated expenses resulting from the decline in number of liquidity facilities written.

              INCOME TAX EXPENSE

              The effective Federal tax rate during 2003, 2002 and 2001 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

              CAPITAL RESOURCES AND LIQUIDITY

              Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. The largest use of potential liquidity would be if the Company were required to purchase any securities under the liquidity facilities issued. Since inception, the Company has not been required to purchase any securities. If the Company were required to purchase such securities, Municipal-SPI would draw on the standby loan agreement with GE Capital. Since the standby loan agreement with GE Capital is irrevocable during the period the liquidity agreements are outstanding the Company believes it has sufficient liquidity in the event that it is required to fund any draw under the liquidity facilities issued. See note 5 for a description of the Company's off-balance sheet risk relating to the maturity distribution of the underlying par value supported by the liquidity facilities.

              Municipal-SPI's primary source of cash is from liquidity fee income. The Company believes that such income and access to the intercompany receivable from GE Capital ($39.3 million at December 31, 2003) is sufficient to fund the general and administration expenses of the Company.

              Net cash provided by operating activities was $0 for the years ended December 31, 2003, 2002, and 2001. There were no cash flows related to investing and financing activities for the years ended December 31, 2003, 2002, and 2001.

              CRITICAL ACCOUNTING POLICIES

              Some accounting policies may be critical to the portrayal of the Company's financial condition and results of operations, as they require management to establish estimates based on subjective judgments.

              The Company's accounting policy with respect to the recognition of revenue was considered a critical accounting policy. Management estimates that the risk of being required to purchase securities under the standby agreements is distributed evenly over the life of the liquidity facilities; therefore revenue recognition policies have been adopted to recognize revenue evenly over the life of the liquidity facilities. Depending on the method of payment set forth in the liquidity facility, fees may be paid up front and recognized over the life of the facility, or paid in installments and recognized over the installment period.

              NEW ACCOUNTING PRONOUNCEMENTS

              In November 2002, the Financial Accounting Standards Board issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The disclosure provisions of FIN 45 were effective for the year ended in 2002 while the recognition and measurement provisions became effective for guarantees issued or modified on or after January 1, 2003. The standby security purchase agreements issued by Municipal-SPI are subject to FIN 45, however no new facilities were committed to during 2003. See note 5 to the financial statements for related disclosures.

ITEM 8.       Financial Statements and Supplementary Data







                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
Municipal Securities Purchase, Inc.


We have audited the accompanying balance sheets of Municipal Securities Purchase, Inc. as of December 31, 2003 and 2002, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Municipal Securities Purchase, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP








February 6, 2004
New York, New York

                                          MUNICIPAL SECURITIES PURCHASE, INC.

                                                    Balance Sheets

                                              December 31, 2003 and 2002

                                 ASSETS                                            2003                  2002
                                                                            -------------------   -------------------
Liquidity fees receivable                                                $        1,572,969    $        1,827,918
Due from GE Capital                                                              39,284,435            34,799,176
                                                                            -------------------   -------------------
                 Total assets                                            $       40,857,404    $       36,627,094
                                                                            ===================   ===================

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
     Deferred liquidity fee income                                       $          701,593    $          926,202
     Due to affiliates                                                                  --                135,773
     Commitment fees payable to GE Capital                                              --                992,975
     Accounts payable and accrued expenses                                           69,148               496,417
     Taxes payable                                                                2,262,071               988,291
                                                                            -------------------   -------------------
                 Total liabilities                                                3,032,812             3,539,658
                                                                            -------------------   -------------------
Stockholder's equity:
     Common stock, par value $10.00 per share;
        10 shares authorized, issued, and outstanding                                   100                   100
     Additional paid-in capital                                                     822,145               822,145
     Retained earnings                                                           37,002,347            32,265,191
                                                                            -------------------   -------------------
                 Total stockholder's equity                                      37,824,592            33,087,436
                                                                            -------------------   -------------------
                 Total liabilities and stockholder's equity              $       40,857,404    $       36,627,094
                                                                            ===================   ===================


See Notes to Financial Statements.

                                          MUNICIPAL SECURITIES PURCHASE, INC.

                                                 Statements of Income

                                     Years ended December 31, 2003, 2002, and 2001

                                                             2003                  2002                  2001
                                                      -------------------   -------------------   -------------------
Liquidity fee income                               $           8,761,963 $           9,475,773 $           6,961,782
                                                      -------------------   -------------------   -------------------
                 Total revenues                                8,761,963             9,475,773             6,961,782
                                                      -------------------   -------------------   -------------------
General and administrative expenses                              648,491               604,181             1,027,645
GE Capital commitment fees                                       276,986               292,724               202,373
                                                      -------------------   -------------------   -------------------
                 Total expenses                                  925,477               896,905             1,230,018
                                                      -------------------   -------------------   -------------------
                 Income before provision for
                    income taxes                               7,836,486             8,578,868             5,731,764
                                                      -------------------   -------------------   -------------------
Income tax expense:
     Federal:
        Current                                                2,550,776             2,792,421             1,865,690
        Deferred                                                      --                    --                    --
     State and local                                             548,554               600,522               401,223
                                                      -------------------   -------------------   -------------------
                 Total income tax expense                      3,099,330             3,392,943             2,266,913
                                                      -------------------   -------------------   -------------------
                 Net income                        $           4,737,156 $           5,185,925 $           3,464,851
                                                      ===================   ===================   ===================


See Notes to Financial Statements.


                                          MUNICIPAL SECURITIES PURCHASE, INC.

                                     Statements of Changes in Stockholder's Equity

                                     Years ended December 31, 2003, 2002, and 2001

                                                                ADDITIONAL
                                              COMMON             PAID-IN            RETAINED
                                              STOCK              CAPITAL            EARNINGS             TOTAL
                                         -----------------   -----------------  -----------------   -----------------
Balance, December 31, 2000             $              100 $           822,145 $       23,614,415 $        24,436,660
     Net income                                        --                  --          3,464,851           3,464,851
                                         -----------------   -----------------  -----------------   -----------------
Balance, December 31, 2001                            100             822,145         27,079,266          27,901,511
     Net income                                        --                  --          5,185,925           5,185,925
                                         -----------------   -----------------  -----------------   -----------------
Balance, December 31, 2002                            100             822,145         32,265,191          33,087,436
     Net income                                        --                  --          4,737,156           4,737,156
                                         -----------------   -----------------  -----------------   -----------------
Balance, December 31, 2003             $              100 $           822,145 $       37,002,347 $        37,824,592
                                         =================   =================  =================   =================


See Notes to Financial Statements.

                                          MUNICIPAL SECURITIES PURCHASE, INC.

                                               Statements of Cash Flows

                                     Years ended December 31, 2003, 2002, and 2001

                                                             2003                  2002                  2001
                                                      -------------------   -------------------   -------------------
Operating activities:
     Net income                                    $           4,737,156 $        5,185,925    $        3,464,851
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
           Change in liquidity fees receivable                   254,949              9,855                 (948,093)
           Change in due from GE Capital                      (4,485,259)           (5,702,397)         3,740,849
           Change in other assets                                     --            147,822               251,787
           Change in deferred liquidity fee
              income                                            (224,609)            60,591               320,955
           Change in due to affiliates                          (135,773)             (506,364)           (7,144,319)
           Change in commitment fees
              payable to GE Capital                             (992,975)           292,724               202,372
           Change in accounts payable and
              accrued expenses                                  (427,269)            35,466               141,544
           Change in taxes payable                             1,273,780            476,378                  (29,946)
                                                      -------------------   -------------------   -------------------
                 Cash provided by
                    operating activities                              --                    --                    --
                                                      -------------------   -------------------   -------------------
                 Net change in cash and cash
                    equivalents                                       --                    --                    --
Cash and cash equivalents at beginning
     of period                                                        --                    --                    --
                                                      -------------------   -------------------   -------------------
Cash and cash equivalents at end of period         $                  -- $                  -- $                  --
                                                      ===================   ===================   ===================


See Notes to Financial Statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2003 and 2002



(1)    BUSINESS

       Municipal Securities Purchase, Inc. (Municipal-SPI or the Company) is a wholly owned subsidiary of FGIC Holdings, Inc. (the Parent), which is a wholly owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital) the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. Municipal-SPI provides liquidity for certain floating rate municipal securities whereby Municipal-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 2003, Municipal-SPI had approximately $3.8 billion (par and interest) of potential obligations under such arrangements. At December 31, 2003, the Company had remaining capacity of $0.1 billion. Since 2002, Municipal-SPI has not been providing any new liquidity facilities and management of the Company will continue to reassess the decision in the future. The liquidity facilities are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, Municipal-SPI has entered into standby loan agreement's with GE Capital totaling $3.8 billion as of December 31, 2003, under which GE Capital is irrevocably obligated to lend funds as needed for Municipal-SPI to purchase the securities.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

              CASH AND CASH EQUIVALENTS

              Cash and cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, Municipal-SPI considers all highly liquid investments with original maturities of six months or less, which are not with affiliated entities, to be cash equivalents.

              REVENUE RECOGNITION

              Fees are paid up-front or in installments. Up-front fees are deferred and earned on a straight-line basis over the life of the liquidity commitment, usually five years, and installment fees are deferred and earned straight-line over the installment period.

              EXPENSES

              Direct expenses incurred by the Parent on behalf of Municipal-SPI are allocated on a specific identification basis. Employee related expenses are allocated by affiliates to Municipal-SPI based on the percentage of time such employees devote to the activities of Municipal-SPI. For the years ended December 31, 2003, 2002, and 2001 expenses of $0.7 million, $0.5 million, and $0.9 million, respectively, were allocated to Municipal-SPI. Management believes that such allocation method is reasonable, and that such expenses, as reported in the statement of income, would not differ materially from the amount of expenses on a stand-alone basis.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2003 and 2002


              COMMITMENT FEES

              Commitment fees are accrued as a percentage of the par value of the outstanding liquidity facilities.

              RESERVE FOR LOSSES

              It is management's policy to establish a reserve for losses based upon its estimate of the ultimate aggregate losses relative to its obligations under the liquidity facility arrangements written.

              At December 31, 2003, management does not anticipate any losses relative to such arrangements.

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

              NEW ACCOUNTING PRONOUNCEMENTS

              In November 2002, the Financial Accounting Standards Board issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The disclosure provisions of FIN 45 were effective for the year ended 2002 while the recognition and measurement provisions became effective for guarantees issued or modified on or after January 1, 2003. The standby security purchase agreements issued by Municipal-SPI are subject to FIN 45, however no new facilities were committed to during 2003. See note 5 for related disclosures.

(3)    INCOME TAXES

       Under an intercompany tax-sharing agreement with its parent, Municipal-SPI is included in the consolidated federal income tax return that GE company files. Municipal-SPI provides for taxes as if it filed a separate tax return.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2003 and 2002


       Municipal-SPI's effective U.S. Federal tax rate differs from the corporate tax rate on ordinary income of 35% in 2003, 2002, and 2001. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:

                                                                                       YEAR ENDED DECEMBER 31
                                                             ---------------------------------------------------------------
                                                                    2003                  2002                  2001
                                                             -------------------   -------------------   -------------------
       Computed statutory tax provision                   $           2,742,770 $           3,002,604 $           2,006,117
       Benefit of deduction for state and
            local income taxes                                         (191,994)             (210,183)             (140,427)
                                                             -------------------   -------------------   -------------------
                        Federal income taxes                          2,550,776             2,792,421             1,865,690
       State and local income taxes                                     548,554               600,522               401,223
                                                             -------------------   -------------------   -------------------
                        Income tax expense                $           3,099,330 $           3,392,943 $           2,266,913
                                                             ===================   ===================   ===================


       For the years ended December 31, 2003, 2002, and 2001, Federal and state income taxes paid or settled through intercompany accounts totaled $1.8 million, $2.7 million, and $2.3 million, respectively.

(4)    RELATED PARTY TRANSACTIONS

       Financial Guaranty Insurance Company, a subsidiary of the Parent until December 2003 when the Parent sold the subsidiary, insures all municipal securities for which Municipal-SPI provides liquidity. Since Municipal-SPI is not providing any new liquidity facilities, management does not expect to have additional facilities for securities insured by Financial Guaranty Insurance Company. As part of the standby loan agreements with GE Capital (see note 6), Municipal-SPI has paid commitment fees for the years ended December 31, 2003, 2002, and 2001 of $0.3 million, $0.3 million, and $0.2 million, respectively.

       At December 31, 2003 and 2002, the amounts classified as due from GE Capital relates to intercompany receivable balances held by GE Capital. Municipal-SPI has access to these funds on an as needed basis. All amounts due from affiliates and due to affiliates are non-interest bearing.

       See note 2 for description of expenses allocated by the Parent.

(5)    OFF-BALANCE-SHEET RISK

       Municipal-SPI provides liquidity for certain floating rate municipal securities whereby in the event that such securities cannot be remarketed, Municipal-SPI, pursuant to a standby purchase agreement with the issuer of the securities, will be obligated to purchase these securities, at par.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2003 and 2002


       The geographical distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2003 was as follows (dollars in millions):

                New York                          $                 842
                California                                          744
                Michigan                                            740
                Massachusetts                                       446
                District of Columbia                                284
                Hawaii                                              250
                Pennsylvania                                        153
                Florida                                             120
                New Hampshire                                        38
                North Carolina                                       30
                Alabama                                              22
                                                      -------------------
                            Total                 $               3,669
                                                      ===================


       Of the $842 million of par value related to State of New York, $702 million relates to New York City. The next largest single exposure is to the Massachusetts Water Resource Authority with $446 million in outstanding par.

       The maturity distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2003 is as follows (dollars in millions):

                Less than one year                $                 120
                One to two years                                    541
                Two to three years                                1,957
                Three to four years                                 995
                Four to five years                                   56
                Over five years                                      --
                                                      -------------------
                            Total                 $               3,669
                                                      ===================


       The liquidity agreements are for a term of approximately five years (subject to renewal) or earlier if the bonds are no longer outstanding.

       As of December 31, 2003, the fair value of the future liquidity fees receivable on outstanding facilities was $18 million. The fair value was calculated based upon current expected cash inflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 3.25%.

       Municipal-SPI is exposed to credit risk that the issuer defaults on the underlying municipal security at a time that Municipal-SPI is holding securities purchased pursuant to a liquidity facility and the financial guarantor (Financial Guaranty Insurance Company) fails to perform on its insurance contract. It is the accounting policy of Municipal-SPI to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. Management believes that no such reserves were required at December 31, 2003 and 2002.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2003 and 2002


       Municipal-SPI is exposed to market risk in the event that Municipal-SPI is required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is the accounting policy of Municipal-SPI to evaluate the likelihood of it being called upon to purchase securities under its liquidity arrangements at amounts greater than their fair value at each reporting period and to establish valuation reserves when deemed appropriate. Management believes that no such valuation reserves were required at December 31, 2003 and 2002, as Municipal-SPI has not been required to purchase such securities to date.

(6)    STANDBY LOAN AGREEMENTS

       Municipal-SPI secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to Municipal-SPI in amounts not exceeding the purchase price of the tendered bonds. The total standby loan agreement amount at December 31, 2003, equals the total outstanding facility amount of $3.8 billion.

       In consideration of the commitment of GE Capital to make loans to Municipal-SPI, Municipal-SPI agrees to pay GE Capital a fee equal to
       0.625 basis points on the outstanding facility. The fee is payable on dates mutually agreed by Municipal-SPI and GE Capital.

       In event of a failed remarketing, Municipal-SPI would borrow amounts from GE Capital under the provisions of the standby loan agreements. The standby loan agreements require the payment of interest by Municipal-SPI to GE Capital based on a floating index plus a spread, which does not exceed the rate that Municipal SPI is entitled to receive from the issuer of the bonds.

(7)    QUARTERLY DATA (UNAUDITED)

       Selected quarterly financial data was as follows:

                                                                                 2003
                                           ---------------------------------------------------------------------------------
                                                4TH              3RD             2ND              1ST             TOTAL
                                           ---------------  --------------  ---------------  ---------------  --------------
        Total revenues                   $      1,831,129       2,306,018        2,362,602        2,262,214       8,761,963
        Total expenses                             82,197         315,486          273,708          254,086         925,477
                                           ---------------  --------------  ---------------  ---------------  --------------
                       Income before
                         provision for
                         income taxes           1,748,932       1,990,532        2,088,894        2,008,128       7,836,486
        Income tax expense                        691,702         787,255          826,158          794,215       3,099,330
                                           ---------------  --------------  ---------------  ---------------  --------------
                       Net income        $      1,057,230       1,203,277        1,262,736        1,213,913       4,737,156
                                           ===============  ==============  ===============  ===============  ==============

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                           December 31, 2003 and 2002


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
                                           ===============  ==============  ===============  ===============  ==============

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not Applicable

ITEM 9A.      Controls and Procedures

              Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.



                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant

              Not required by this form.

ITEM 11.      Executive Compensation

              Not required by this form.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management

              Not required by this form.

ITEM 13.      Certain Relationships and Related Transactions

              Not required by this form.

ITEM 14.      Principal Accountant Fees and Services

              The aggregate fees billed for professional services by KPMG in 2003 and 2002 were:

              (In thousands)

                Type of Fees                    2003            2002
                ------------                    ----            ----

                Audit Fees                        $75             $65
                Audit-related fees                  0               0
                Tax fees                            0               0
                All Other fees                      5              16

                                             ----------      ----------
                Total                             $80             $81


              In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees Municipal-SPI paid KPMG for professional services for the audit of Municipal-SPI's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Q's, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or the review of Municipal-SPI's financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning, and "all other fees" are fees for any service not included in the first three categories.

                                     PART IV

ITEM 15.      Exhibits and Financial Statement Schedules.

              (a)   Financial Statements

                    Included in Part II of this report:
                       Independent Auditors' Report
                       Balance Sheets as of December 31, 2003 and 2002 Statements of Income for the years ended December 31,
                         2003, 2002, and 2001.
                       Statements  of  Changes in  Stockholder's  Equity for the
                         years ended December 31, 2003, 2002, and 2001.
                       Statements of Cash Flows for the years ended December 31,
                         2003, 2002, and 2001.
                       Notes to Financial Statements

                    All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              (b)   Exhibit Index



                    1.1       - Certificate of  Incorporation  of  Municipal-SPI
                                (Incorporated by reference to Exhibit 1.1 of Municipal-SPI's December 31, 1991 Form 10-K)


                    1.2       - Certificate  of  Amendment  of  Certificate  of
                                Incorporation of Municipal-SPI (Incorporated by reference to Exhibit 1.4 of Municipal-SPI's Current Report on Form 8-K filed on November 14,
                                2003).

                    1.3       - By-Laws  of   Municipal-SPI   (Incorporated  by
                                reference to Exhibit 1.2 of Municipal-SPI's December 31, 1991 Form 10-K)

                    1.4       - Consent of Independent Auditors

                    31(a)     - Certification  Pursuant  to Section  302 of the
                                Sarbanes-Oxley Act of 2002

                    31(b)     - Certification Pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002

                    32        - Certification Pursuant to 18 U.S.C. Section 1350
                                as  Adopted   Pursuant  to  Section  906  of the
                                Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                            DATE
------------------------  --------------------------------------- --------------

                          Chairman (principal executive officer),
     /s/ Brian Wenzel                   Director                   March 1, 2004
------------------------                                          --------------
      Brian Wenzel

                          Vice President and Treasurer (principal
   /s/ Craig T. Beazer     financial and accounting officer)       March 1, 2004
------------------------                                          --------------
     Craig T. Beazer

                                                                     EXHIBIT 1.4


                         CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
Municipal Securities Purchase, Inc.


We consent to incorporation by reference in the registration statement (No. 333-71950) on Form S-3 of Municipal Securities Purchase, Inc. of our report dated February 6, 2004 relating to the balance sheets of Municipal Securities Purchase, Inc. as of December 31, 2003 and 2002, and the related statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10-K of Municipal Securities Purchase, Inc.

/s/ KPMG LLP






New York, New York
March 1, 2004

                                                                  EXHIBIT 31 (A)

                                  CERTIFICATION




I, Brian Wenzel, certify that:

(1) I have reviewed this annual report on Form 10-K of Municipal Securities Purchase, Inc.

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designated such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors;

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control of financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:   March 1, 2004                           /s/ Brian Wenzel
                                         ---------------------------------------
                                                Brian Wenzel
                                                Chairman
                                                (principal executive officer)

                                                                  EXHIBIT 31 (B)


                                  CERTIFICATION



I, Craig T. Beazer, certify that:

(1) I have reviewed this annual report on Form 10-K of Municipal Securities Purchase, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designated such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors;

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:   March 1, 2004                        /s/ Craig T. Beazer
                                         ---------------------------------------
                                             Craig T. Beazer
                                             Vice President and Treasurer
                                             (principal financial and accounting
                                             officer)

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Municipal Securities Purchase, Inc. (the Registrant) on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Brian Wenzel and Craig T. Beazer, Chairman, and Vice President and Treasurer, respectively, of the Registrant, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the registrant.





Date:   March 1, 2004                              /s/ Brian Wenzel
                                       -----------------------------------------
                                                   Brian Wenzel
                                                   Chairman
                                                   (principal executive officer)


Date:   March 1, 2004                              /s/ Craig T. Beazer
                                       -----------------------------------------
                                                   Craig T. Beazer
                                                   Vice President and Treasurer
                                                   (principal financial and
                                                   accounting officer)