Form 10-Q
period 2004-03-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2004-05-04
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------

                         COMMISSION FILE NUMBER 0-19564
                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    13-3633082
(State or other jurisdiction incorporation or    (I.R.S. Employer Identification
            organization)                                       No.),
201 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT  06927         (203) 357-4000
(Address of principal executive offices) (Zip Code)   (Registrant's telephone
                                                     number,including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------

                    COMMON STOCK, PAR VALUE $10.00 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b2). Yes     No  X .
                                        ---    ---

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter: None.

At May 3, 2004, 10 shares of common stock with a par value of $10.00 per share were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                                TABLE OF CONTENTS


                                                                            PAGE


PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements:
                Balance Sheets                                                 1
                Statements of Income                                           2
                Statements of Changes in Stockholder's Equity                  3
                Statements of Cash Flows                                       4
                Notes to Unaudited Interim Financial Statements              5-7


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8-9

Item 4.    Controls and Procedures                                            10


PART II.      OTHER INFORMATION

Item 1.    Legal Proceedings                                                  11
Item 2.    Changes in Securities                                              11
Item 3.    Defaults on Senior Securities                                      11
Item 4.    Submission of Matters to a Vote of Security Holders                11
Item 5.    Other Information                                                  11
Item 6.    Exhibits and Reports on Form 8-K                                   11


Signatures                                                                    12

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    13-14
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act Of 2002                              15

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                       MUNICIPAL SECURITIES PURCHASE, INC.

                                 Balance Sheets

                      March 31, 2004 and December 31, 2003

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                     2004               2003
                                           ASSETS                                (Unaudited)

Liquidity fees receivable                                                           $ 1,685,634        $ 1,572,969
Due from GE Capital                                                                   5,082,444         39,284,435
                                                                               -----------------  -----------------
             Total assets                                                           $ 6,768,078        $40,857,404
                                                                               =================  =================

               LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
    Deferred liquidity fee income                                                    $  693,889         $  701,593
    Accounts payable and accrued expenses                                               103,719             69,148
    Taxes payable                                                                     2,262,071          2,262,071
                                                                               -----------------  -----------------
             Total liabilities                                                        3,059,679          3,032,812
                                                                               =================  =================

Stockholder's Equity:
    Common stock, par value $10.00 per share. Authorized,
      issued, and outstanding 10 shares                                                     100                100
    Additional paid-in capital                                                          822,145            822,145
    Retained earnings                                                                 2,886,154         37,002,347
                                                                               -----------------  -----------------
             Total stockholder's equity                                               3,708,399         37,824,592
                                                                               -----------------  -----------------
             Total liabilities and stockholder's equity                             $ 6,768,078        $40,857,404
                                                                               =================  =================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                              Statements of Income

                   Three-months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                                               ------------------------------------
                                                                                       THREE-MONTHS ENDED
                                                                                             MARCH 31
                                                                               ------------------------------------
                                                                                     2004               2003
                                                                               -----------------  -----------------

Liquidity fee income                                                                $ 1,578,842        $ 2,262,214
                                                                               -----------------  -----------------
             Total revenues                                                           1,578,842          2,262,214
                                                                               -----------------  -----------------

General and administrative expenses                                                      60,000            184,347
GE capital commitment fees                                                               56,796             69,738
                                                                               -----------------  -----------------
             Total operating expenses                                                   116,796            254,085
                                                                               -----------------  -----------------

             Income before provision for income taxes                                 1,462,046          2,008,129

Income tax expense:
    Federal                                                                             475,896            653,646
    State and local                                                                     102,343            140,569
                                                                               -----------------  -----------------

             Total income tax expense                                                   578,239            794,215
                                                                               -----------------  -----------------

             Net income                                                              $  883,807        $ 1,213,914
                                                                               =================  =================

                       MUNICIPAL SECURITIES PURCHASE, INC.

                  Statement of Changes in Stockholder's Equity

                        Three-months ended March 31, 2004

                                                                  ADDITIONAL
                                                  COMMON           PAID-IN           RETAINED
                                                  STOCK            CAPITAL           EARNINGS             TOTAL

Balance, December 31, 2002                           $   100         $  822,145       $32,265,191        $33,087,436
             Net income                                    -                  -         4,737,156          4,737,156
                                              ---------------  -----------------  ----------------   ----------------
Balance, December 31, 2003                               100            822,145        37,002,347         37,824,592
             Dividends paid (unaudited)                    -                  -       (35,000,000)       (35,000,000)
             Net income (unaudited)                        -                  -           883,807            883,807
                                              ---------------  -----------------  ----------------   ----------------
Balance, March 31, 2004 (unaudited)                  $   100         $  822,145       $ 2,886,154        $ 3,708,399
                                              ===============  =================  ================   ================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                            Statements of Cash Flows

                   Three-months ended March 31, 2004 and 2003

                                   (Unaudited)
                                                                               ------------------------------------
                                                                                       THREE-MONTHS ENDED
                                                                                             MARCH 31
                                                                               ------------------------------------
                                                                                     2004               2003
                                                                               -----------------  -----------------

Operating activities:
      Net income                                                                     $  883,807        $ 1,213,914
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in taxes payable                                                               -           (270,621)
        Change in due from GE Capital                                                34,201,991         (1,719,120)
        Change in due to affiliates                                                           -          1,102,094
        Change in liquidity fees receivable                                            (112,665)          (325,358)
        Change in deferred liquidity fee income                                          (7,704)           (78,962)
        Change in accounts payable and accrued expenses                                  34,571             78,053
                                                                               -----------------  -----------------
           Cash provided by operating activities                                     35,000,000                  -

Financing activities:
    Dividends paid                                                                  (35,000,000)                 -
                                                                               -----------------  -----------------
           Cash used in financing activities                                        (35,000,000)                 -

           Net change  in cash and cash equivalents                                           -                  -
                                                                               -----------------  -----------------
Cash and cash equivalents at beginning of period                                              -                  -
                                                                               -----------------  -----------------
Cash and cash equivalents at the end of period                                          $     -            $     -
                                                                               -----------------  -----------------


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2004

(1)           BUSINESS

              Municipal Securities Purchase, Inc. (Municipal-SPI or the Company) is a wholly owned subsidiary of GE Funding Holdings Inc. (the Parent), which is a wholly owned subsidiary of GEI, Inc., which in turn is wholly owned by General Electric Capital Corporation (GE Capital) the ultimate parent of which is General Electric Company
              (GE). Until the fourth quarter of 2003, the name of Municipal-SPI was FGIC Securities Purchase, Inc. Municipal-SPI provides liquidity for certain floating rate municipal securities whereby Municipal-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 2004 Municipal-SPI had approximately $3.7 billion (par amount and interest) of potential obligations under such arrangements. The liquidity facilities have a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, Municipal-SPI has entered into standby loan agreements with GE Capital totaling $3.7 billion as of March 31, 2004 under which GE Capital is irrevocably obligated to lend funds as needed for Municipal-SPI to purchase the securities. Since 2002, Municipal-SPI has not provided any new liquidity facilities and management of the Company will continue to reassess the decision in the future.

(2)           SIGNIFICANT ACCOUNTING POLICIES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

              The unaudited interim financial statements of Municipal-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of
              (a) results of operations for the three months ended March 31, 2004 and 2003, (b) the financial position as of March 31, 2004 and
              (c) cash flows for the three months ended March 31, 2004 and 2003.

              These unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the 2003 Form 10-K.

              Significant accounting policies are as follows:

                  CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, Municipal-SPI considers all highly liquid investments with original maturities of three months or less, which are not with affiliated entities, to be cash equivalents.

                  REVENUE RECOGNITION

                  Fees are paid up-front or in installments. Up-front fees are deferred and earned on a straight-line basis over the life of the liquidity commitment, usually five years, and installment fees are deferred and earned straight-line over the installment period.

                  EXPENSES

                  Direct   expenses   incurred   by  the  Parent  on  behalf  of
                  Municipal-SPI are allocated on a specific identification basis. Employee related expenses are allocated by affiliates to Municipal-SPI based on the percentage of time such employees devote to the activities of Municipal-SPI. For the three-months ended March 31, 2004 and 2003, expenses of
                  $60,000 and $173,031, respectively, were allocated to Municipal-SPI. Management believes that such allocation method is reasonable, and that such expenses, as reported in the statement of income, would not differ materially from the amount of expenses on a stand-alone basis.

                  COMMITMENT FEES

                  Commitment fees are accrued as a percentage of the par value of the outstanding liquidity facilities.

                  RESERVE FOR LOSSES

                  It is management's policy to establish a reserve for losses based upon its estimate of the ultimate losses relative to its obligations under the liquidity facility arrangements written.

                  At March 31, 2004, management does not anticipate any losses relative to such arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              RESULTS OF OPERATIONS

              During 2003 and the three-months ended March 31, 2004, the Company did not commit to any new liquidity facilities.

              The total capacity of Municipal-SPI's liquidity facility has amounted to $7 billion since inception. At March 31, 2004, the Company had remaining capacity of $0.1 billion.

              Municipal-SPI earned liquidity fees of $1.6 million and $2.3 million during the three-months ended March 31, 2004 and 2003, respectively. The decrease in liquidity fees from 2003 to 2004 was primarily due to the maturity of 15 contracts during the last three quarters of 2003. The total liquidity facility in force as of March 31, 2004 and December 31, 2003 was $3.7 and $3.8 billion, respectively.

              OPERATING EXPENSES

              Municipal-SPI incurred $0.1 million and $0.3 million of total operating expenses during the three-months ended March 31, 2004 and 2003, respectively. Included in total operating expenses were commitment fees owed to GE Capital, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $56,796 and $69,738 for the three-months ended March 31, 2004 and 2003, respectively. The decrease in commitment fees from 2003 to 2004 corresponds with the respective fluctuation in liquidity fees earned which are also based upon the par in force outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocations. Such allocations decreased from $173,031 in 2003 to $60,000 in 2004 due to a continued decrease in allocated expenses resulting from the decline in number of liquidity facilities written.

              INCOME TAX EXPENSE

              The effective Federal tax rate during 2003 and 2002 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

              CAPITAL RESOURCES AND LIQUIDITY

              Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. The largest use of potential liquidity would be if the Company were required to purchase all securities under the liquidity facilities issued. Since inception, the Company has not been required to purchase any securities. If the Company were required to purchase such securities, Municipal-SPI would draw on the standby loan agreement with GE Capital. Since the standby loan agreement with GE Capital is irrevocable during the period the liquidity agreements are outstanding the Company believes it has sufficient liquidity in the event that it is required to fund any draw under the liquidity facilities issued.

              Municipal-SPI's other primary source of cash is from liquidity fee income. The Company believes that such income and access to the intercompany receivable from GE Capital ($5.1 million at March 31, 2004) is sufficient to fund the general and administration expenses of the Company.

              Net cash provided by operating activities was $35 million for the three-months ended March 31, 2004 as the Company collected a portion of the intercompany receivable from GE Capital. The Company used the cash to pay a $35 million dividend to the Parent resulting in a $35 million financing cash outflow during the three-months ended March 31, 2004. There were no cash flows related to investing activities for the years ended March 31, 2004.

              Net cash provided by operating activities was $0 and there were no cash flows related to investing and financing activities for the three-months ended March 31, 2003.

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

ITEM 4.       CONTROLS AND PROCEDURES

              Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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


         SIGNATURE                                   TITLE                                         DATE
-------------------------------    -----------------------------------------------      ---------------------------

                                      Chairman (principal executive officer)
         /s/ Brian Wenzel                            Director                           May 4, 2004
-------------------------------                                                         ---------------------------
             Brian Wenzel

                                      Vice President and Treasurer (principal
         /s/ Kathleen Gan                 financial and accounting officer)             May 4, 2004
-------------------------------                                                         ---------------------------
             Kathleen Gan

                                                                    EXHIBIT 31.1
                                  CERTIFICATION
I, Brian Wenzel, certified that:

(1) I have reviewed this quarterly report on Form 10-Q of Municipal Securities Purchase, Inc. (the Company);

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


Date:  May 4, 2004                                /s/ Brian Wenzel
                                                  ----------------

                                                  Brian Wenzel
                                                  Chairman
                                                  (principal executive officer)

                                                                    EXHIBIT 31.2
                                  CERTIFICATION
I, Kathleen Gan, certified that:

(1) I have reviewed this quarterly report on Form 10-Q of Municipal Securities Purchase, Inc. (the Company);

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


Date:  May 4, 2004                                  /s/ Kathleen Gan
                                                    ----------------
                                                    Kathleen Gan
                                                    Vice President and Treasurer
                                                    (principal financial and
                                                    accounting officer)

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Municipal Securities Purchase, Inc. (the Registrant) on Form 10-Q for the three-months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Brian Wenzel and Kathleen Gan, Chairman and Vice President and Treasurer, respectively, of the Registrant, herby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    the  information  contained  in   the  Report  fairly  presents,  in  all
       material respects, the financial condition and results of operations of the registrant.




Date:  May 4, 2004                                 /s/ Brian Wenzel
                                                   ----------------

                                                   Brian Wenzel
                                                   Chairman
                                                   (principal executive officer)



Date:  May 4, 2004                                 /s/ Kathleen Gan
                                                   ----------------

                                                   Kathleen Gan
                                                   Vice President and Treasurer
                                                   (principal financial and
                                                   accounting officer)