Form 10-Q
period 2004-06-30
MUNICIPAL SECURITIES PURCHASE INC
filed 2004-07-30
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------

                         COMMISSION FILE NUMBER 0-19564
                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                13-3633082
---------------------------------------------    -------------------------------
(State or other jurisdiction incorporation or    (I.R.S. Employer Identification
                organization)                                No.),

201 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT     06927        (203) 357-4000
--------------------------------------------- ---------- -----------------------
(Address of principal executive offices)      (Zip Code) (Registrant's telephone
                                                           number,including area
                                                                  code)

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

At July 29, 2004, 10 shares of common stock with a par value of $10.00 per share were outstanding.

registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                                                                            PAGE


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
                Statements of Financial Position                               1
                Statements of Income                                           2
                Statements of Changes in Shareowner's Equity                   3
                Statements of Cash Flows                                       4
                Notes to Unaudited Interim Financial Statements                5


Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                 6

Item 4.    Controls and Procedures                                             8


PART II.      OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                    9
Signatures                                                                    10

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS



                                         MUNICIPAL SECURITIES PURCHASE, INC.

                                          Statements of Financial Position

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2004               2003
                                                                               -----------------  -----------------
                                           ASSETS                                (Unaudited)

Liquidity fees receivable                                                           $ 1,655,240        $ 1,572,969
Due from GE Capital                                                                   5,981,354         39,284,435
                                                                               -----------------  -----------------
             Total assets                                                           $ 7,636,594        $40,857,404
                                                                               =================  =================

               LIABILITIES AND SHAREOWNER'S EQUITY

    Deferred liquidity fee income                                                    $  690,749         $  701,593
    Accounts payable and accrued expenses                                                69,150             69,148
    Taxes payable                                                                     2,262,071          2,262,071
                                                                               -----------------  -----------------
             Total liabilities                                                        3,021,970          3,032,812
                                                                               -----------------  -----------------

    Common stock, par value $10.00 per share. Authorized,
      issued, and outstanding 10 shares                                                     100                100
    Additional paid-in capital                                                          822,145            822,145
    Retained earnings                                                                 3,792,379         37,002,347
                                                                               -----------------  -----------------
             Total shareowner's equity                                                4,614,624         37,824,592
                                                                               -----------------  -----------------
             Total liabilities and shareowner's equity                              $ 7,636,594        $40,857,404
                                                                               =================  =================


See accompanying notes to unaudited interim financial statements.

                                         MUNICIPAL SECURITIES PURCHASE, INC.

                                                Statements of Income

                                                     (Unaudited)

                                                        -----------------------------  -----------------------------
                                                             THREE-MONTHS ENDED              SIX-MONTHS ENDED
                                                                    JUNE 30                        JUNE 30
                                                        -----------------------------  -----------------------------
                                                            2004            2003           2004            2003
                                                        -------------   -------------  -------------   -------------

Liquidity fee income                                      $1,616,357      $2,362,602     $3,195,199      $4,624,816
                                                        -------------   -------------  -------------   -------------
             Total revenues                                1,616,357       2,362,602      3,195,199       4,624,816
                                                        -------------   -------------  -------------   -------------

General and administrative expenses                           60,000         203,073        120,000         387,420
GE capital commitment fees                                    57,223          70,635        114,019         140,373
                                                        -------------   -------------  -------------   -------------
             Total operating expenses                        117,223         273,708        234,019         527,793
                                                        -------------   -------------  -------------   -------------

             Income before provision for income taxes      1,499,134       2,088,894      2,961,180       4,097,023
                                                        -------------   -------------  -------------   -------------

Income tax expense:
    Federal                                                  487,968         679,935        963,865       1,333,581
    State and local                                          104,940         146,223        207,283         286,792
                                                        -------------   -------------  -------------   -------------

             Total income tax expense                        592,908         826,158      1,171,148       1,620,373
                                                        -------------   -------------  -------------   -------------

             Net income                                    $ 906,226      $1,262,736     $1,790,032      $2,476,650
                                                        =============   =============  =============   =============



See accompanying notes to unaudited interim financial statements.

                                         MUNICIPAL SECURITIES PURCHASE, INC.

                                     Statement of Changes in Shareowner's Equity

                                           Six-months ended June 30, 2004


                                                                     ADDITIONAL
                                                     COMMON            PAID-IN        RETAINED
                                                      STOCK            CAPITAL        EARNINGS             TOTAL

Balance, December 31, 2002                             $  100         $ 822,145      $32,265,191       $33,087,436
Net income                                                  -                 -        4,737,156         4,737,156
                                                 -------------   ---------------  ---------------   ---------------
Balance, December 31, 2003                                100           822,145       37,002,347        37,824,592
             Dividends paid (unaudited)                     -                 -      (35,000,000)      (35,000,000)
             Net income (unaudited)                         -                 -        1,790,032         1,790,032
                                                 -------------   ---------------  ---------------   ---------------
Balance, June 30, 2004 (unaudited)                     $  100         $ 822,145       $3,792,379        $4,614,624
                                                 =============   ===============  ===============   ===============





See accompanying notes to unaudited interim financial statements.

                                         MUNICIPAL SECURITIES PURCHASE, INC.

                                               Statement of Cash Flows

                                                     (Unaudited)


                                                                               ------------------------------------
                                                                                        SIX-MONTHS ENDED
                                                                                             JUNE 30
                                                                               ------------------------------------
                                                                                     2004               2003
                                                                               -----------------  -----------------

Operating activities:
      Net income                                                                    $ 1,790,032        $ 2,476,650
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in taxes payable                                                               -           (238,678)
        Change in due from GE Capital                                                33,303,081         (2,558,636)
        Change in due to affiliates                                                           -            858,112
        Change in liquidity fees receivable                                             (82,271)          (561,881)
        Change in deferred liquidity fee income                                         (10,844)          (127,659)
        Change in accounts payable and accrued expenses                                       2            152,092
                                                                               -----------------  -----------------
           Cash from operating activities                                            35,000,000                  -

Financing activities:
    Dividends paid                                                                  (35,000,000)                 -
                                                                               -----------------  -----------------
           Cash used for financing activities                                       (35,000,000)                 -

Net change  in cash and cash equivalents                                                      -                  -
Cash and cash equivalents at beginning of period                                              -                  -
                                                                               -----------------  -----------------
Cash and cash equivalents at the end of period                                          $     -            $     -
                                                                               =================  =================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1)           BUSINESS

              Municipal Securities Purchase, Inc. (Municipal-SPI or the Company) is a wholly-owned subsidiary of GE Funding Holdings Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., which in turn is wholly-owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company
              (GE). Until the fourth quarter of 2003, the name of Municipal-SPI was FGIC Securities Purchase, Inc. Municipal-SPI provides liquidity for certain floating rate municipal securities whereby Municipal-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of June 30, 2004 Municipal-SPI had approximately $3.7 billion (par amount and interest) of potential obligations under such arrangements. The liquidity facilities have a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, Municipal-SPI has entered into standby loan agreements with GE Capital totaling $3.7 billion as of June 30, 2004 under which GE Capital is irrevocably obligated to lend funds as needed for Municipal-SPI to purchase the securities. Since 2002, Municipal-SPI has not provided any new liquidity facilities and management of the Company will continue to reassess the decision in the future.

(2)           SIGNIFICANT ACCOUNTING POLICIES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

              The unaudited interim financial statements of Municipal-SPI contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of the results of operations, financial position and cash flows.

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

1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2.            RESULTS OF OPERATIONS

              During 2003 and the six-months ended June 30, 2004, the Company did not commit to any new liquidity facilities.

              The total capacity of Municipal-SPI's liquidity facility has amounted to $7 billion since inception. At June 30, 2004, the Company had remaining capacity of $0.1 billion.

              Municipal-SPI earned liquidity fees of $3.2 million and $4.6 million during the six-months ended June 30, 2004 and 2003, respectively and $1.6 million and $2.4 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in liquidity fees from 2003 to 2004 was primarily due to the maturity of 12 contracts during the last two quarters of 2003 and the maturity of 5 contracts during the first quarter of 2004. The total liquidity facility in force as of June 30, 2004 and December 31, 2003 was $3.7 and $3.8 billion, respectively.

              OPERATING EXPENSES

              Municipal-SPI incurred $0.2 million and $0.5 million of total operating expenses during the six-months ended June 30, 2004 and 2003, respectively and $0.1 million and $0.3 million of total operating expenses during the three-months ended June 30, 2004 and 2003, respectively. Included in total operating expenses were commitment fees owed to GE Capital, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $114,019 and $140,373 for the six-months ended June 30, 2004 and 2003, respectively and $57,223 and $70,635 for the three-months ended June 30, 2004 and 2003, respectively. The decrease in commitment fees from 2003 to 2004 corresponds with the respective fluctuation in liquidity fees earned which are also based upon the par in force outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocations. Such allocations decreased from $372,701 to $120,000 during the six-months ended June 30, 2003 and 2004, respectively due to a continued decrease in allocated expenses resulting from the decline in number of liquidity facilities written.

              INCOME TAX EXPENSE

              The effective Federal tax rate during the six-months ended June 30, 2004 and 2003 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

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

              Municipal-SPI's other primary source of cash is from liquidity fee income. The Company believes that such income and access to the intercompany receivable from GE Capital ($6.0 million at June 30, 2004) is sufficient to fund the general and administration expenses of the Company.

              Net cash provided by operating activities was $35 million for the six-months ended June 30, 2004 as the Company collected a portion of the intercompany receivable from GE Capital. The Company used the cash to pay a $35 million dividend to the Parent resulting in a $35 million financing cash outflow during the six-months ended June 30, 2004. There were no cash flows related to investing activities for the period ended June 30, 2004.

3.            ITEM 4. CONTROLS AND PROCEDURES

              Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

              Exhibit 31(a) - Certifications of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

              Exhibit 31(b) - Certifications of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

              Exhibit 32 - Certifications Pursuant to 18 U.S.C. Section 1350


         b) Reports on Form 8-K during the quarter ended June 30, 2004

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Municipal Securities Purchase, Inc.
                                  (Registrant)


July 30, 2004                                           /s/ Brian Wenzel
-------------                                           ----------------
Date                                               Brian Wenzel
                                                   Chairman
                                                   (principal executive officer)


July 30, 2004                                           /s/ Kathleen Gan
-------------                                           ----------------
Date                                               Kathleen Gan
                                                   Vice President and Treasurer
                                                   (principal financial and
                                                   accounting officer)

                                                                   EXHIBIT 31(A)
                                 CERTIFICATIONS
I, Brian Wenzel, certified that:

(1) I have reviewed this report on Form 10-Q of Municipal Securities Purchase, Inc. (the Company);

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;

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

Date:  July 30, 2004

/s/ Brian Wenzel
----------------
Brian Wenzel
Chairman
(principal executive officer)

                                                                   EXHIBIT 31(B)
                                 CERTIFICATIONS
I, Kathleen Gan, certified that:

(1) I have reviewed this report on Form 10-Q of Municipal Securities Purchase, Inc. (the Company);

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors;

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

Date:  July 30, 2004

/s/ Kathleen Gan
----------------
Kathleen Gan
Vice President and Treasurer
(principal financial and accounting officer)

                                                                      EXHIBIT 32

                CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of Municipal Securities Purchase, Inc. (the registrant) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the report), we, Brian Wenzel and Kathleen Gan, Chairman and Vice President and Treasurer, respectively, of the registrant, herby certify pursuant to 18 U.S.C. Section 1350, that to our knowledge:

(1)      The report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.




Date:  July 30, 2004

/s/ Brian Wenzel
----------------

Brian Wenzel
Chairman
(principal executive officer)



Date:  July 30, 2004

/s/ Kathleen Gan
----------------

Kathleen Gan
Vice President and Treasurer
(principal financial and accounting officer)