Form 10-Q
period 2004-09-30
MUNICIPAL SECURITIES PURCHASE INC
filed 2004-10-26
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES  EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------

                         COMMISSION FILE NUMBER 0-19564
                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              13-3633082
----------------------------------------------- --------------------------------
(State or other jurisdiction incorporation or    (I.R.S. Employer Identification
               organization) No.)

        201 HIGH RIDGE ROAD, STAMFORD,                      06927
                 CONNECTICUT
----------------------------------------------- --------------------------------
  (Address of principal executive offices)                (Zip Code)

       (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE) (203) 357-4000


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
                                      ---   ---
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes    No X .
                                      ---   ---
At October 25, 2004, 10 shares of common stock, which constitutes all of the common outstanding equity, with a par value of $10.00 per share were outstanding.

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




Unless the context otherwise requires, the "Company", "Municipal-SPI", "We", or "Our" shall mean Municipal Securities Purchase, Inc.


FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," or "will." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices; from future integration of acquired businesses; from future financial performance of major industries which we serve; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                       MUNICIPAL SECURITIES PURCHASE, INC.


                        Statements of Financial Position


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                     2004               2003
                                                                               -----------------  -----------------
                                           ASSETS                                (Unaudited)

Liquidity fees receivable                                                           $ 1,671,918        $ 1,572,969
Due from GE Capital                                                                   6,866,745         39,284,435
                                                                               -----------------  -----------------
             Total assets                                                           $ 8,538,663        $40,857,404
                                                                               =================  =================

               LIABILITIES AND SHAREOWNER'S EQUITY

    Deferred liquidity fee income                                                    $  690,002         $  701,593
    Accounts payable and accrued expenses                                                69,148             69,148
    Taxes payable                                                                     2,262,071          2,262,071
                                                                               -----------------  -----------------
             Total liabilities                                                        3,021,221          3,032,812
                                                                               =================  =================

    Common stock, par value $10.00 per share. Authorized,
      issued, and outstanding 10 shares                                                     100                100
    Additional paid-in capital                                                          822,145            822,145
    Retained earnings                                                                 4,695,197         37,002,347
                                                                               -----------------  -----------------
             Total shareowner's equity                                                5,517,442         37,824,592
                                                                               -----------------  -----------------
             Total liabilities and shareowner's equity                              $ 8,538,663        $40,857,404
                                                                               =================  =================


See accompanying notes to unaudited interim financial statements.



                                                             THREE-MONTHS ENDED             NINE-MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                        -----------------------------  -----------------------------
                                                            2004            2003           2004            2003
                                                        -------------   -------------  -------------   -------------

Liquidity fee income                                      $1,610,649      $2,306,018     $4,805,848      $6,930,834
                                                        -------------   -------------  -------------   -------------
             Total revenues                                1,610,649       2,306,018      4,805,848       6,930,834
                                                        -------------   -------------  -------------   -------------

General and administrative expenses                           60,000         240,672        180,000         628,092
GE Capital commitment fees                                    57,156          74,814        171,175         215,187
                                                        -------------   -------------  -------------   -------------
             Total operating expenses                        117,156         315,486        351,175         843,279
                                                        -------------   -------------  -------------   -------------

             Income before provision for income taxes      1,493,493       1,990,532      4,454,673       6,087,555
                                                        -------------   -------------  -------------   -------------

Income tax expense:
    Federal                                                  486,131         647,918      1,449,996       1,981,499
    State and local                                          104,544         139,337        311,827         426,129
                                                        -------------   -------------  -------------   -------------

             Total income tax expense                        590,675         787,255      1,761,823       2,407,628
                                                        -------------   -------------  -------------   -------------

             Net income                                    $ 902,818      $1,203,277     $2,692,850      $3,679,927
                                                        =============   =============  =============   =============

See accompanying notes to unaudited interim financial statements.


                                                                   ADDITIONAL
                                                    COMMON            PAID-IN         RETAINED
                                                     STOCK            CAPITAL         EARNINGS           TOTAL
                                                 -------------   ---------------  ---------------   ---------------

Balance, December 31, 2002                             $  100         $ 822,145      $32,265,191       $33,087,436
Net income                                                  -                 -        4,737,156         4,737,156
                                                 -------------   ---------------  ---------------   ---------------
Balance, December 31, 2003                                100           822,145       37,002,347        37,824,592
Dividends paid (unaudited)                                  -                 -      (35,000,000)      (35,000,000)
Net income (unaudited)                                      -                 -        2,692,850         2,692,850
                                                 -------------   ---------------  ---------------   ---------------
Balance, September 30, 2004 (unaudited)                $  100         $ 822,145       $4,695,197        $5,517,442
                                                 =============   ===============  ===============   ===============


See accompanying notes to unaudited interim financial statements.

                                                                                        NINE-MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                               ------------------------------------
                                                                                     2004               2003
                                                                               -----------------  -----------------

Operating activities:
      Net income                                                                    $ 2,692,850        $ 3,679,927
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in taxes payable                                                               -          1,031,655
        Change in due from GE Capital                                                32,417,690         (4,057,663)
        Change in due to affiliates                                                           -            (85,769)
        Change in liquidity fees receivable                                             (98,949)          (717,113)
        Change in deferred liquidity fee income                                         (11,591)          (138,502)
        Change in accounts payable and accrued expenses                                       -            287,465
                                                                               -----------------  -----------------
           Cash from operating activities                                            35,000,000                  -

Financing activities:
    Dividends paid                                                                  (35,000,000)                 -
                                                                               -----------------  -----------------
           Cash used for financing activities                                       (35,000,000)                 -

Net change  in cash and cash equivalents                                                      -                  -
Cash and cash equivalents at beginning of period                                              -                  -
                                                                               -----------------  -----------------
Cash and cash equivalents at the end of period                                          $     -            $     -
                                                                               -----------------  -----------------


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1)      BUSINESS DESCRIPTION

         Municipal Securities Purchase, Inc. (the Company) is a wholly-owned subsidiary of GE Funding Holdings Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., which in turn is wholly-owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). Until the fourth quarter of 2003, the name of the Company was FGIC Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of September 30, 2004, the Company had approximately $3.7 billion (par amount and interest) of potential obligations under such arrangements. The liquidity facilities have a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $3.7 billion as of September 30, 2004, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities. Since 2002, the Company has not provided any new liquidity facilities and management of the Company will continue to reassess the decision in the future.

(2)      BASIS OF CONSOLIDATION

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

         The unaudited interim financial statements of the Company contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of the results of operations, financial position and cash flows. The results reported in these quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our business to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year.

         These  unaudited  interim  financial   statements  should  be  read  in
         conjunction with the financial statements and related notes included in the 2003 Form 10-K.

(3)      INCOME TAXES

         Under an intercompany tax-sharing agreement with the Parent, the Company is included in the consolidated federal income tax return that GE files. The Company provides for taxes as if it files a separate tax return.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS

         REVENUES

         We provide liquidity facilities for certain floating rate municipal securities whereby we will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof. We earn liquidity fees from the issuers of these securities, municipal governments in the U.S., for providing the liquidity facilities.

         During 2003 and the nine-months ended September 30, 2004, we did not commit to any new liquidity facilities.

         The total capacity of our liquidity facility has amounted to $7 billion since inception. At September 30, 2004, we had remaining capacity of $0.1 billion.

         We earned liquidity fees of $4.8 million and $6.9 million during the nine-months ended September 30, 2004 and 2003, respectively and $1.6 million and $2.3 million for the three-months ended September 30, 2004 and 2003, respectively. The decrease in liquidity fees from 2003 to 2004 was primarily due to the maturity of 11 contracts during the last quarter of 2003 and the maturity of 5 contracts during the first quarter of 2004. No contracts matured during the second and third quarter of 2004, however, the total outstanding par amount of the liquidity facilities decreased by approximately $5 million during the same period due to paydowns on the outstanding principal of the liquidity facility for 5 contracts. The total liquidity facility in force as of September 30, 2004 and December 31, 2003 was $3.7 billion and $3.8 billion, respectively.

         OPERATING EXPENSES

         We incurred $0.4 million and $0.8 million of total operating expenses during the nine-months ended September 30, 2004 and 2003, respectively and $0.1 million and $0.3 million of total operating expenses during the three-months ended September 30, 2004 and 2003, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $171,175 and $215,187 for the nine-months ended September 30, 2004 and 2003, respectively and $57,156 and $74,814 for the three-months ended September 30, 2004 and 2003, respectively. The decrease in commitment fees from 2003 to 2004 corresponds with the respective decrease in liquidity fees earned which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocations. General and administrative expenses were $180,000 and $628,092 for the nine-months ended September 30, 2004 and 2003, respectively and $60,000 and $240,672 for the three-months ended September 30, 2004 and 2003, respectively. The decrease in general and administrative expenses from 2003 to 2004 reflect decline in the Company's activities as the total outstanding par amount of the liquidity facilities decreased.

         INCOME TAX EXPENSE

         The effective Federal tax rate during the nine-months ended September 30, 2004 and 2003 was equal to the Federal corporate tax rate of 35% giving consideration to the benefit for the deduction of state taxes of 7%.

         CAPITAL RESOURCES AND LIQUIDITY

         Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. The largest use of potential liquidity would be if we were required to purchase all securities under the liquidity facilities issued. Since inception, we have not been required to purchase any securities. If we were required to purchase such securities, we would draw on the standby loan agreements with GE Capital. Since the standby loan agreements with GE Capital are irrevocable during the period the liquidity agreements are outstanding we believe we have sufficient liquidity in the event that we are required to fund any draw under the liquidity facilities issued.

         Our other primary source of cash is from liquidity fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($6.9 million at September 30, 2004) is sufficient to fund our general and administrative expenses.

         Net cash provided by operating activities was $35 million for the nine-months ended September 30, 2004 as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $35 million dividend to the Parent resulting in a $35 million financing cash outflow during the nine-months ended September 30, 2004. There were no cash flows related to investing activities for the nine-months ended September 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the direction of our Chairman of the Board (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

              Exhibit 31(a) - Certifications of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

              Exhibit  31(b)  -  Certifications   of  Principal   Financial  and
              Accounting  Officer  Pursuant to Rule 13a-14(a) under the Exchange
              Act

              Exhibit 32 - Certifications Pursuant to 18 U.S.C. Section 1350

         b)   Reports on Form 8-K during the quarter ended September 30, 2004

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Municipal Securities Purchase, Inc.
                       -----------------------------------
                                  (Registrant)


October 26, 2004                                   /s/ Brian Wenzel
----------------                                   ----------------
Date                                               Brian Wenzel
                                                   Chairman
                                                   (Principal Executive Officer)

October 26, 2004                                   /s/ Kathleen Gan
----------------                                   ----------------
Date                                               Kathleen Gan
                                                   Vice President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                                                   EXHIBIT 31(A)
                                 CERTIFICATIONS
I, Brian Wenzel, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Municipal Securities Purchase, Inc.;

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

Date:  October 26, 2004

/s/ Brian Wenzel

Brian Wenzel
Chairman
(Principal Executive Officer)

                                                                   EXHIBIT 31(B)
                                 CERTIFICATIONS

I, Kathleen Gan, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Municipal Securities Purchase, Inc.;

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

Date:  October 26, 2004
/s/ Kathleen Gan
Kathleen Gan
Vice President and Treasurer
(Principal Financial and Accounting Officer)

                                                                      EXHIBIT 32

                CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of Municipal Securities Purchase, Inc. (the "registrant") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "report"), we, Brian Wenzel and Kathleen Gan, Chairman and Vice President and
Treasurer,  respectively,  of the  registrant,  certify,  pursuant  to 18 U.S.C.
Section 1350, that to our knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.




Date:  October 26, 2004

/s/ Brian Wenzel
----------------
Brian Wenzel
Chairman
(Principal Executive Officer)



/s/ Kathleen Gan
----------------
Kathleen Gan
Vice President and Treasurer
(Principal Financial and Accounting Officer)