Form 10-K
period 2004-12-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2005-03-01
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10 - K

                                  -------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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
(State or other jurisdiction incorporation  (I.R.S. Employer Identification No.)
 or organization)
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

AT FEBRUARY 28, 2005, 10 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10.00 PER SHARE WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE
                                     FORMAT

                       MUNICIPAL SECURITIES PURCHASE, INC.



                                TABLE OF CONTENTS


                                                                            PAGE

PART I

     Item 1.  Business                                                         1
     Item 2.  Properties                                                       1
     Item 3.  Legal Proceedings                                                1
     Item 4.  Submission of Matters to a Vote of Security Holders              1

PART II

     Item 5.  Market for the Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities                2
     Item 6.  Selected Financial Data                                          2
     Item 7.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                          2
     Item 8.  Financial Statements and Supplementary Data                      4
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        14
     Item 9A. Controls and Procedures                                         14
     Item 9B. Other Information                                               14

PART III

     Item 10. Directors and Executive Officers of the Registrant              15
     Item 11. Executive Compensation                                          15
     Item 12. Security Ownership of Certain Beneficial Owners and Management  15
     Item 13. Certain Relationships and Related Transactions                  15
     Item 14. Principal Accounting Fees and Services                          15

PART IV

     Item 15. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                        15
              Signatures                                                      17





Unless the context otherwise requires, the "Company," "Municipal-SPI," "We," "Us," or "Our" shall mean Municipal Securities Purchase, Inc.


FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements"- that is, statements related to future, not past events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," or "will." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

                                     PART I

ITEM 1.       BUSINESS

              FGIC Securities Purchase, Inc. (FGIC-SPI) was incorporated in 1990 in the State of Delaware. In the fourth quarter of 2003, FGIC-SPI changed its name to Municipal Securities Purchase, Inc. (Municipal-SPI or the Company). As of December 31, 2004, all outstanding capital stock of Municipal-SPI was owned by GE Funding Services, Inc.(the Parent), a Delaware corporation and a wholly owned subsidiary of GEI, Inc. which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital), a Delaware corporation, the ultimate parent of which is General Electric Company.

              Our business consists of providing liquidity for certain floating rate municipal securities through a "liquidity facility". These floating rate municipal securities may be tendered by holders thereof for purchase at par periodically and are typically remarketed by registered broker-dealers upon such tender for purchase. In the event that such securities cannot be remarketed, we, pursuant to a standby bond purchase agreement with the issuer of the securities, will be obligated to purchase these securities, at par. In order to obtain funds to purchase the securities, we have entered into standby loan agreements, with GE Capital, under which GE Capital will irrevocably be obligated to lend funds as needed for us to purchase the securities. While we hold any such bonds, interest payments received from the municipalities will be at a floating rate specified in the applicable document that is in excess of the stated rate on the bonds. Purchased bonds may be held by us until they are remarketed, sold or until maturity. Since inception, we have not been required to perform under such arrangements.

              Since 2002, we have not been providing any new liquidity facilities. Each of the liquidity facilities have had a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding.

ITEM 2.       PROPERTIES

              Municipal-SPI conducts its business at 201 High Ridge Road, Stamford, CT.

ITEM 3.       LEGAL PROCEEDINGS

              Municipal-SPI is not involved in any material pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not required by this form.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

              Municipal-SPI's common stock, its sole class of common equity, is owned by GE Funding Services, Inc; and, therefore, there is no trading market in such stock.

ITEM 6.       SELECTED FINANCIAL DATA

              Not required by this form.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              REVENUES

              We provide liquidity facilities for certain floating rate municipal securities whereby we will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof. We earn liquidity fees from the issuers of these securities, municipal governments in the United States, for providing the liquidity facilities.

              During 2004 and 2003, we did not commit to any new liquidity facilities.

              The total capacity of our liquidity facility has amounted to $7 billion since inception. At December 31, 2004 and 2003, we had a remaining capacity of $0.1 billion.

              We earned liquidity fees of $6.4 million, $8.8 million and $9.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in liquidity fees from 2003 to 2004 was primarily due to the maturity of 11 contracts during 2003 and the maturity of 6 contracts during 2004. The total outstanding par amount of the liquidity facilities decreased by approximately $30 million during 2004 due to paydowns on the outstanding principal of the liquidity facility for 10 contracts in addition to the maturities noted above. The total liquidity facility in force as of December 31, 2004 and 2003 was $3.6 billion and $3.8 billion, respectively.

              OPERATING EXPENSES

              We incurred $0.4 million, $0.9 million and $0.9 million of total operating expenses during the years ended December 31, 2004, 2003 and 2002, respectively. Included in total operating expenses were commitment fees to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002. The decrease in commitment fees from 2003 to 2004 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also included general and administrative expenses, which are principally comprised of intercompany overhead and expense allocation. General and administrative expenses were $0.2 million, $0.6 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in general and administrative expenses from 2003 to 2004 reflects the decline in the Company's activities, as the total outstanding par amount of the liquidity facilities have decreased.

              INCOME TAX EXPENSE

              The statutory U.S. Federal tax rate during the years ended December 31, 2004, 2003 and 2002 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes.

              CAPITAL RESOURCES AND LIQUIDITY

              Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. The largest use of potential liquidity would be if we were required to purchase securities under the liquidity facilities issued. Since inception, we have not been required to purchase any securities. If we were required to purchase such securities, we would draw on the standby loan agreements with GE Capital. Since the standby loan agreements with GE Capital are irrevocable during the period the liquidity agreements are outstanding, we believe we have sufficient liquidity in the event that we are required to fund any draw downs under the liquidity facilities issued. See note 5 for a description of our off-balance sheet risk relating to the maturity distribution of the underlying par value supported by the liquidity facilities.

              Our other  primary  source of cash is from  liquidity  fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($6.2 million at December 31, 2004) is sufficient to fund our general and administration expenses.

              Net cash provided by operating activities was $35 million for the year ended December 31, 2004, as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $35 million dividend to the Parent, resulting in a $35 million financing cash outflow during the year ended December 31, 2004. There were no cash flows related to investing activities for the year ended December 31, 2004.

              CRITICAL ACCOUNTING ESTIMATES

              Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

              REVENUE RECOGNITION

              We estimate that the risk of being required to purchase securities under the standby agreements is distributed evenly over the life of the liquidity facilities; therefore revenue recognition policies have been adopted to recognize revenue evenly over the life of the liquidity facilities.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareowner
Municipal Securities Purchase, Inc.


We have audited the accompanying statements of financial position of Municipal Securities Purchase, Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in shareowner's equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Municipal Securities Purchase, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/s/ KPMG LLP







Stamford, Connecticut
February 11, 2005


                                                MUNICIPAL SECURITIES PURCHASE, INC.

                                                  Statements of Financial Position

                                                            December 31

                                                                                                 2004                  2003
                                                                                          --------------------  -------------------
               ASSETS

Liquidity fees receivable                                                                        $  1,081,133         $  1,572,969
Receivable from GE Capital                                                                          6,180,288           39,284,435
                                                                                          --------------------  -------------------
             Total assets                                                                        $  7,261,421         $ 40,857,404
                                                                                          ====================  ===================

               LIABILITIES AND SHAREOWNER'S EQUITY

    Deferred liquidity fee income                                                                 $   686,223          $   701,593
    Accounts payable and accrued expenses                                                              29,000               69,148
    Taxes payable                                                                                     109,662            2,262,071
                                                                                          --------------------  -------------------
             Total liabilities                                                                        824,885            3,032,812
                                                                                          --------------------  -------------------

    Common stock, par value $10.00 per share (10 shares
      authorized, issued, and outstanding)                                                                100                  100
    Additional paid-in capital                                                                        822,145              822,145
    Retained earnings                                                                               5,614,291           37,002,347
                                                                                          --------------------  -------------------
             Total shareowner's equity                                                              6,436,536           37,824,592
                                                                                          --------------------  -------------------
             Total liabilities and shareowner's equity                                           $  7,261,421         $ 40,857,404
                                                                                          ====================  ===================


The notes to consolidated financial statements on pages 9-14 are an integral part of these financial statements.

                                         MUNICIPAL SECURITIES PURCHASE, INC.
                                                Statements of Income

                                               Years ended December 31


                                                                      ---------------------------------------------
                                                                          2004            2003           2002
                                                                      -------------   -------------  --------------

Liquidity fee income                                                    $6,368,144      $8,761,963      $9,475,773
                                                                      -------------   -------------  --------------
             Total revenues                                              6,368,144       8,761,963       9,475,773
                                                                      -------------   -------------  --------------

General and administrative expenses                                        164,672         648,491         604,181
GE Capital commitment fees                                                 228,380         276,986         292,724
                                                                      -------------   -------------  --------------
             Total operating expenses                                      393,052         925,477         896,905
                                                                      -------------   -------------  --------------

             Income before provision for income taxes                    5,975,092       7,836,486       8,578,868
                                                                      -------------   -------------  --------------

Income tax expense:
    Federal                                                              1,944,892       2,550,776       2,792,421
    State and local                                                        418,256         548,554         600,522
                                                                      -------------   -------------  --------------

             Total income tax expense                                    2,363,148       3,099,330       3,392,943
                                                                      -------------   -------------  --------------

             Net income                                                 $3,611,944      $4,737,156      $5,185,925
                                                                      =============   =============  ==============

The notes to consolidated financial statements on pages 9-14 are an integral part of these financial statements.

                                                MUNICIPAL SECURITIES PURCHASE, INC.
                                           Statements of Changes in Shareowner's Equity

                                           Years ended December 31, 2004, 2003 and 2002


                                                                      ADDITIONAL
                                                     COMMON             PAID-IN                RETAINED
                                                      STOCK             CAPITAL                EARNINGS                TOTAL

Balance, December 31, 2001                               $ 100             $ 822,145          $ 27,079,266          $ 27,901,511
Net income                                                     -                                 5,185,925             5,185,925
                                           --------------------  --------------------   -------------------   -------------------
Balance, December 31, 2002                                 100                                  32,265,191            33,087,436
Net income                                                   -                                   4,737,156             4,737,156
                                           --------------------  --------------------   -------------------   -------------------
Balance, December 31, 2003                                 100               822,145            37,002,347            37,824,592
Dividends paid                                                                                 (35,000,000)          (35,000,000)
Net income                                                   -                                   3,611,944             3,611,944
                                           --------------------  --------------------   -------------------   -------------------
Balance, December 31, 2004                               $ 100             $ 822,145           $ 5,614,291           $ 6,436,536
                                           ====================  ====================   ===================   ===================

The notes to consolidated financial statements on pages 9-14 are an integral part of these financial statements.

                                              MUNICIPAL SECURITIES PURCHASE, INC.
                                                    Statements of Cash Flows

                                                    Years ended December 31


                                                                      --------------------------------------------------------
                                                                            2004                2003               2002
                                                                      --------------------------------------------------------

Operating activities:
      Net income                                                           $ 3,611,944         $ 4,737,156      $ 5,185,925
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in taxes payable                                             (2,152,409)          1,273,780           476,378
        Change in receivable from GE Capital                                33,104,147          (4,485,259)      (5,702,397)
        Change in due to affiliates                                                  -            (135,773)         (506,364)
        Change in other assets                                                       -                   -           147,822
        Change in commitment fees payable to GE Capital                              -            (992,975)          292,724
        Change in liquidity fees receivable                                    491,836             254,949               9,855
        Change in deferred liquidity fee income                                (15,370)           (224,609)            60,591
        Change in accounts payable and accrued expenses                        (40,148)           (427,269)            35,466
                                                                      -----------------   -----------------  -----------------
           Cash from operating activities                                   35,000,000                   -                  -

Financing activities:
    Dividends paid                                                         (35,000,000)                  -                   -
                                                                      -----------------   -----------------  -----------------
           Cash used for financing activities                              (35,000,000)                  -                   -

Net change in cash and cash equivalents                                              -                   -                   -
Cash and cash equivalents at beginning of period                                     -                   -                   -
                                                                      -----------------   -----------------  -----------------
Cash and cash equivalents at the end of period                                 $     -             $     -            $     -
                                                                      =================   =================  =================


The notes to consolidated financial statements on pages 9-14 are an integral part of these financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2004, 2003 and 2002



(1)    BUSINESS DESCRIPTION

       Municipal Securities Purchase, Inc. (Municipal-SPI or the Company) is a wholly owned subsidiary of GE Funding Services, Inc. (the Parent), which is a wholly owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital) the ultimate parent of which is the General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. Municipal-SPI provides liquidity for certain floating rate municipal securities whereby Municipal-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 2004, Municipal-SPI had approximately $3.6 billion (par and interest) of potential obligations under such arrangements. At December 31, 2004, the Company had remaining capacity of $0.1 billion. Since 2003, Municipal-SPI has not been providing any new liquidity facilities. Each of the liquidity facilities have had a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, Municipal-SPI has entered into standby loan agreements with GE Capital totaling $3.6 billion as of December 31, 2004, under which GE Capital is irrevocably obligated to lend funds as needed for Municipal-SPI to purchase the securities.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              ACCOUNTING PRINCIPLES

              Our financial statements are prepared in conformity with U.S. generally accepted accounting Principles (GAAP).

              USE OF ESTIMATES

              Preparing financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

              CASH AND CASH EQUIVALENTS

              Cash and cash equivalents are carried at cost, which approximates fair value. For purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less, which are not with affiliated entities, to be cash equivalents.

              REVENUE RECOGNITION

              We estimate that the risk of being required to purchase securities under the standby agreements is distributed evenly over the life of the liquidity facilities; therefore revenue recognition policies have been adopted to recognize revenue evenly over the life of the liquidity facilities.

              EXPENSES

              General and administrative expenses consist of direct expenses incurred by GE Capital that are allocated on a specific identification basis and employee related expenses that are allocated based on the percentage of time such employees devote to our activities. For the years ended December 31,

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2004, 2003 and 2002

              2004, 2003, and 2002 general and administrative expenses of $0.2 million, $0.6 million, and $0.6 million, respectively, were allocated to Municipal-SPI. We believe that such allocation method is reasonable, and that such expenses, as reported in the statements of income, would not differ materially from the amount of expenses on a stand-alone basis.

              COMMITMENT FEES

              Commitment fees are accrued as a percentage of the par value of the outstanding liquidity facilities.

              RESERVE FOR LOSSES

              We establish a reserve for losses based upon our estimate of the ultimate aggregate losses relative to our obligations under the liquidity facility arrangements written.

              At December 31, 2004, we do not anticipate any losses relative to such arrangements.

              OTHER COMPREHENSIVE INCOME

              There are no elements of Other Comprehensive Income.

              ACCOUNTING CHANGES

              In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The disclosure provisions of FIN 45 were effective for the year ended 2002 while the recognition and measurement provisions became effective for guarantees issued or modified on or after January 1, 2003. The standby security purchase agreements issued by us are subject to FIN 45, however no new facilities were committed to during the years ended 2004 and 2003. See note 5 for related disclosures.

(3)    INCOME TAXES

       Under an intercompany tax-sharing agreement, we are included in the consolidated U.S. federal income tax return, which GE files. The provision for current tax expense includes our effect on the consolidated return. We provide for taxes as if we filed a separate tax return.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2004, 2003 and 2002


       Our effective U.S. Federal tax rate differs from the corporate tax rate on ordinary income of 35% in 2004, 2003, and 2002. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:


                                                                            YEAR ENDED DECEMBER 31
                                                             ------------------------------------------------------
                                                                  2004              2003               2002
                                                             ----------------  ----------------  ------------------
Statutory tax provision                                          $ 2,091,282        $2,742,770         $ 3,002,604
Benefit of deduction for state and
    local income taxes                                              (146,390)         (191,994)           (210,183)
                                                             ----------------  ----------------  ------------------
             Federal income taxes                                  1,944,892         2,550,776           2,792,421
State and local income taxes                                         418,256           548,554             600,522
                                                             ----------------  ----------------  ------------------
             Income tax expense                                  $ 2,363,148        $3,099,330         $ 3,392,943
                                                             ================  ================  ==================




(4)    RELATED PARTY TRANSACTIONS

       We are not providing any new liquidity facilities. As part of the standby loan agreements with GE Capital (see note 6), we have paid commitment fees for the years ended December 31, 2004, 2003, and 2002 of $0.2 million, $0.3 million, and $0.3 million, respectively.

       At December 31, 2004 and 2003, the amounts classified as receivable from GE Capital relate to intercompany balances held by GE Capital. We have access to these funds on an as needed basis. All amounts receivable from GE Capital are non-interest bearing.

       See note 2 for description of expenses allocated by GE Capital.

(5)    Off-Balance-Sheet Risk

       We provide liquidity for certain floating rate municipal securities whereby in the event that such securities cannot be remarketed, we, pursuant to a standby purchase agreement with the issuer of the securities, will be obligated to purchase these securities, at par.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2004, 2003 and 2002


       The geographical distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2004, was as follows (dollars in millions):


        New York                                              $  842
        Michigan                                                 740
        California                                               649
        Massachusetts                                            442
        District of Columbia                                     272
        Hawaii                                                   250
        Florida                                                  117
        Pennsylvania                                              92
        New Hampshire                                             38
        North Carolina                                            30
        Louisiana                                                 27
        Alabama                                                   21
                                                        -------------
                     Total                                   $ 3,520
                                                        =============



       Of the $842 million of par value related to State of New York, $702 million relates to New York City. The next largest single exposure is to the Massachusetts Water Resource Authority with $442 million in outstanding par.

       The maturity distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2004, is as follows (dollars in millions):



        Less than one year                                  $  538
        One to two years                                     1,930
        Two to three years                                     995
        Three to four years                                     57
        Four to five years                                       -
        Over five years                                          -
                                                       ------------
                     Total                                 $ 3,520
                                                       ============


       Each of the liquidity  facilities have had a term of  approximately  five
       years   (subject  to  renewal)  or  less  if  the  bonds  are  no  longer outstanding.

       We are exposed to credit risk that the issuer defaults on the underlying municipal security at a time that we are holding securities purchased pursuant to a liquidity facility and the financial guarantor fails to perform on its insurance contract. It is our policy to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. At December 31, 2004 and 2003 no such reserves were required.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2004, 2003 and 2002



       We are exposed to market risk in the event that we are required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is our policy to evaluate the likelihood of us being called upon to purchase securities under our liquidity arrangements at amounts greater than the fair value of the securities at each reporting period and to establish valuation reserves when deemed appropriate. No such valuation reserves were required at December 31, 2004 and 2003.

(6)    STANDBY LOAN AGREEMENTS

       We secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to us in amounts not exceeding the purchase price of the tendered bonds. The total standby loan agreement amount at December 31, 2004, equals the total outstanding facility amount of $3.6 billion.

       In consideration of the commitment of GE Capital to make loans to us, we agree to pay GE Capital a fee equal to 0.625 basis points on the outstanding facility. The fee is payable on dates mutually agreed by us and GE Capital.

       In event of a failed remarketing, we would borrow amounts from GE Capital under the provisions of the standby loan agreements. The standby loan agreements require the payment of interest by us to GE Capital based on a floating index plus a spread, which would not exceed the rate that we are entitled to receive from the issuer of the bonds.

(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       As of December 31, 2004, the estimated fair value of the liquidity facilities was approximately $11 million. The estimated fair value of the standby loan agreements with GE Capital was approximately $0.4 million. The fair value was calculated based upon current expected cash inflows and outflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 3.63%. We believe the fair value approximates cost for all other assets and liabilities. Although we have made every effort to represent accurate estimated fair values in this section, there is no assurance that such estimates could actually have been realized at December 31, 2004.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2004, 2003 and 2002



(8)    QUARTERLY DATA (UNAUDITED)

       Selected quarterly financial data was as follows:


                                                                            2004
                                         --------------------------------------------------------------------------
                                              4th            3rd            2nd           1st            Total
                                         -------------- --------------  ------------- -------------  --------------

Total revenues                             $ 1,562,296    $ 1,610,649     $1,616,357    $1,578,842     $ 6,368,144
Total expenses                                  41,877        117,156        117,223       116,796         393,052
                                         -------------- --------------  ------------- -------------  --------------
             Income before provision for
               income taxes                  1,520,419      1,493,493      1,499,134     1,462,046       5,975,092
Income tax expense                             601,326        590,675        592,908       578,239       2,363,148
                                         -------------- --------------  ------------- -------------  --------------
             Net income                     $  919,093     $  902,818      $ 906,226     $ 883,807     $ 3,611,944
                                         ============== ==============  ============= =============  ==============

                                                                            2003
                                         --------------------------------------------------------------------------
                                              4th            3rd            2nd           1st            Total
                                         -------------- --------------  ------------- -------------  --------------

Total revenues                             $ 1,831,129    $ 2,306,018     $2,362,602    $2,262,214     $ 8,761,963
Total expenses                                  82,197        315,486        273,708       254,086         925,477
                                         -------------- --------------  ------------- -------------  --------------
             Income before provision for
               income taxes                  1,748,932      1,990,532      2,088,894     2,008,128       7,836,486
Income tax expense                             691,702        787,255        826,158       794,215       3,099,330
                                         -------------- --------------  ------------- -------------  --------------
             Net income                    $ 1,057,230    $ 1,203,277     $1,262,736    $1,213,913     $ 4,737,156
                                         ============== ==============  ============= =============  ==============



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not Applicable

ITEM 9A.      CONTROLS AND PROCEDURES

              Under the direction of our Chairman of the Board (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

              Not Applicable.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not required by this form.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

              The aggregate fees billed for professional services by KPMG in 2004 and 2003 were:

              (In thousands)

                TYPE OF FEES                2004                 2003
                                        -------------         ------------

                Audit Fees                  $ 55                 $ 80
                                        -------------         ------------

                Total                       $ 55                 $ 80
                                        =============         ============




In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees we paid KPMG for professional services for the audit of our annual financial statements included in Form 10-K and review of financial statements included in Form 10-Q's and for services that are normally provided by the accountant in connection with statutory and regulatory filing or engagements.


                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

              (a)   Financial Statements

                    Included in Part II of this report:
                       Report of Independent Registered Public Accounting Firm Statements of Financial Position as of December 31, 2004 and 2003 Statements of Income for the years ended December 31, 2004, 2003, and 2002
                       Statements of Changes in Shareowner's Equity for the years ended December 31, 2004, 2003, and 2002 Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 Notes to Financial Statements

                    All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   Exhibit Index



1.1       -   Certificate of Incorporation of Municipal-SPI (Incorporated by
                reference to Exhibit 1.1 of Municipal-SPI's December 31, 1991 Form 10-K)
1.2       -   Certificate of Amendment of Certificate of Incorporation of
                Municipal-SPI (Incorporated by reference to Exhibit 1.4 of Municipal-SPI's Current Report on Form 8-K filed on November 14,
                2003).
1.3       -   By-Laws of Municipal-SPI (Incorporated by reference to Exhibit 1.2 of Municipal-SPI's December 31, 1991 Form 10-K)
23 (ii)   -   Consent of Independent Registered Public Accounting Firm
31 (a)    -   Certifications of Principle Executive Officer Pursuant to Rule
                13a-14(a) under the Exchange Act
31 (b)    -   Certifications of Principle Financial and Accounting Officer
                Pursuant to Rule 13a-14(a) under the Exchange Act
32        -   Certifications Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Municipal Securities Purchase, Inc.
                                  (Registrant)


March 1, 2005                                       /s/ Brian Wenzel
-------------                                       ----------------
Date                                                Brian Wenzel
                                                    Chairman
                                                   (Principal Executive Officer)


March 1, 2005                                       /s/ Kathleen Gan
-------------                                       ----------------
Date                                                Kathleen Gan
                                                    Vice President and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                                                 Exhibit 23 (ii)


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareowner
Municipal Securities Purchase, Inc.


We consent to incorporation by reference in the registration statement (No. 333-71950) on Form S-3 of Municipal Securities Purchase, Inc. of our report dated February 11, 2005 relating to the statements of financial position of Municipal Securities Purchase, Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in shareowner's equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which report appears in the December 31, 2004 annual report on Form 10-K of Municipal Securities Purchase, Inc.

/s/ KPMG LLP





Stamford, Connecticut
March 1, 2005

                                                                  Exhibit 31 (a)

                                 CERTIFICATIONS


                                       21

I, Brian Wenzel, certify that:

(1) I have reviewed this annual report on Form 10-K of Municipal Securities Purchase, Inc.;

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

March 1, 2005


/s/ Brian Wenzel
----------------
Chairman
(Principal Executive Officer)

                                                                  Exhibit 31 (b)


                                 CERTIFICATIONS




I, Kathleen Gan, certify that:

(1) I have reviewed this annual report on Form 10-K of Municipal Securities Purchase, Inc.;

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

March 1, 2005

/s/ Kathleen Gan
----------------
Vice President and Treasurer
(Principal Financial and Accounting Officer)

                                                                      Exhibit 32


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350



In connection with the Annual Report of Municipal Securities Purchase, Inc. (the "registrant") on Form 10-K for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "report"), we, Brian Wenzel and Kathleen Gan, Chairman, and Vice President and Treasurer, respectively, of the registrant, certify pursuant to 18 U.S.C. Section 1350, that to our knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.





March 1, 2005

/s/ Brian Wenzel
----------------
Brian Wenzel
Chairman
(Principal Executive Officer)


/s/ Kathleen Gan
----------------
Kathleen Gan
Vice President and Treasurer
(Principal Financial and
Accounting Officer)