Form 10-Q
period 2005-03-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2005-05-06
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES  EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------

                         COMMISSION FILE NUMBER 0-19564
                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                               13-3633082
-----------------------------------------------  -------------------------------
(State or other jurisdiction incorporation or    (I.R.S. Employer Identification
                 organization)                                No.)


 201 HIGH RIDGE ROAD, STAMFORD,
          CONNECTICUT                                      06927
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

       (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE) (203) 357-4000
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------

                      COMMON STOCK, PAR VALUE $10 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes    No X .
                                      ---   ---
At May 6, 2005, 10 shares of common stock with a par value of $10 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (G) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                                                                            PAGE

PART I.       FINANCIAL INFORMATION

Item 1.    Financial Statements:
                Statements of Financial Position                               1
                Statements of Income                                           2
                Statements of Changes in Shareowner's Equity                   3
                Statements of Cash Flows                                       4
             Notes to Unaudited Interim Financial Statements                   5

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                 6

Item 4.    Controls and Procedures                                             7


PART II.      OTHER INFORMATION

Item 6.    Exhibits                                                            8
Signatures                                                                     9




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

                                        1
                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                       MUNICIPAL SECURITIES PURCHASE, INC.


                        Statements of Financial Position


                                                                                  MARCH 31,          DECEMBER 31,
                                                                                     2005                2004
                                                                               -----------------  -------------------
               Assets                                                            (unaudited)

    Liquidity fees receivable                                                  $      921,827           $  1,081,133
    Due from GE Capital                                                               1,138,851            6,180,288
                                                                               -----------------  -------------------
             Total assets                                                      $   2,060,678            $  7,261,421
                                                                               =================  ===================

               LIABILITIES AND SHAREOWNER'S EQUITY

    Deferred liquidity fee income                                                    $  582,213           $  686,223
    Accounts payable and accrued expenses                                                47,974               29,000
    Taxes payable                                                                       109,662              109,662
                                                                               -----------------  -------------------
             Total liabilities                                                          739,849              824,885
                                                                               -----------------  -------------------

    Common stock, par value $10 per share (10 shares
      authorized, issued and outstanding)                                                   100                  100
    Additional paid-in capital                                                          822,145              822,145
    Retained earnings                                                                   498,584            5,614,291
                                                                               -----------------  -------------------
             Total shareowner's equity                                                1,320,829            6,436,536
                                                                               -----------------  -------------------
             Total liabilities and shareowner's equity                              $ 2,060,678         $  7,261,421
                                                                               =================  ===================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                              Statements of Income

                                   (Unaudited)

                                                                                   ---------------------------------
                                                                                          THREE-MONTHS ENDED
                                                                                                MARCH 31
                                                                                   ---------------------------------
                                                                                        2005             2004
                                                                                   ---------------  ----------------

Liquidity fee income                                                                   $1,567,150        $1,578,842
                                                                                   ---------------  ----------------
             Total revenues                                                             1,567,150         1,578,842
                                                                                   ---------------  ----------------

General and administrative expenses                                                        44,138            60,000
GE Capital commitment fees                                                                 53,703            56,796
                                                                                   ---------------  ----------------
             Total operating expenses                                                      97,841           116,796
                                                                                   ---------------  ----------------

             Income before provision for income taxes                                   1,469,309         1,462,046
                                                                                   ---------------  ----------------

Income tax expense:
    Federal                                                                               481,473           475,896
    State and local                                                                       103,543           102,343
                                                                                   ---------------  ----------------

             Total income tax expense                                                     585,016           578,239
                                                                                   ---------------  ----------------

             Net income                                                                 $ 884,293         $ 883,807
                                                                                   ===============  ================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                  Statements of Changes in Shareowner's Equity

                        Three-months ended March 31, 2005

                                                                 ADDITIONAL
                                                   COMMON         PAID-IN           RETAINED
                                                                  CAPITAL           EARNINGS              TOTAL

Balance, December 31, 2003                       $      100    $     822,145    $     37,002,347    $     37,824,592
Dividends paid                                            -                -         (35,000,000)        (35,000,000)
Net income                                                -                -           3,611,944           3,611,944
                                                 ------------  ---------------  ------------------  ------------------
Balance, December 31, 2004                       $      100    $     822,145    $      5,614,291    $      6,436,536
Dividends paid (unaudited)                                -                -          (6,000,000)         (6,000,000)
Net income (unaudited)                                    -                -             884,293             884,293
                                                 ------------  ---------------  ------------------  ------------------
Balance, March 31, 2005 (unaudited)              $      100    $   822,145      $        498,584    $      1,320,829
                                                 ============  ===============  ==================  ==================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                            Statements of Cash Flows

                                   (Unaudited)

                                                                               ------------------------------------
                                                                                        THREE-MONTH ENDED
                                                                                              MARCH 31
                                                                               ------------------------------------
                                                                                     2005               2004
                                                                               -----------------  -----------------

Operating activities:
      Net income                                                               $        884,293   $        883,807
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in due from GE Capital                                                 5,041,437         34,201,991
        Change in liquidity fees receivable                                             159,306           (112,665)
        Change in deferred liquidity fee income                                        (104,010)            (7,704)
        Change in accounts payable and accrued expenses                                  18,974             34,571
                                                                               -----------------  -----------------
           Cash from operating activities                                             6,000,000         35,000,000

Financing activities:
    Dividends paid                                                                   (6,000,000)       (35,000,000)
                                                                               -----------------  -----------------
           Cash used for financing activities                                        (6,000,000)       (35,000,000)

Net change  in cash and cash equivalents                                                      -                  -
Cash and cash equivalents at beginning of period                                              -                  -
                                                                               -----------------  -----------------
Cash and cash equivalents at the end of period                                 $              -   $              -
                                                                               =================  =================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


(1)      BUSINESS DESCRIPTION

         Municipal Securities Purchase, Inc. (the Company) is a wholly owned subsidiary of GE Funding Services Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of March 31, 2005, the Company had approximately $3.2 billion (par amount and interest) of potential obligations under such arrangements. Each of the liquidity facilities have had a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $3.2 billion as of March 31, 2005, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities.

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

         These  unaudited  interim  financial   statements  should  be  read  in
         conjunction with the financial statements and related notes included in the 2004 Form 10-K.

(2)      INCOME TAXES

         Under an intercompany tax-sharing agreement we are included in the consolidated U.S. federal income tax return, which GE files. The provision for current tax expense includes our effect on the consolidated return. We provide for taxes as if we filed a separate return.

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

         During 2004 and the three-months ended March 31, 2005, we did not commit to any new liquidity facilities.

         The total capacity of our liquidity facility has amounted to $7.0 billion since inception. At March 31, 2005, we had remaining capacity of $0.1 billion.

         We earned liquidity fees of $1.6 million and $1.6 million during the three-months ended March 31, 2005 and 2004, respectively. The total liquidity facility in force as of March 31, 2005 and December 31, 2004 was $3.2 billion and $3.6 billion, respectively.

         OPERATING EXPENSES

         We incurred $97,841 and $116,796 of total operating expenses during the three-months ended March 31, 2005 and 2004, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $53,703 and $56,796 for the three-months ended March 31, 2005 and 2004, respectively. The decrease in commitment fees from 2004 to 2005 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocation. General and administrative expenses were $44,138 and $60,000 for the three-months ended March 31, 2005 and 2004, respectively. The decrease in general and administrative expenses from 2004 to 2005 reflects the decline in the Company's activities, as the total outstanding par amount of the liquidity facilities have decreased.

         INCOME TAX EXPENSE

         The statutory U.S. Federal tax rate during the three-months ended March 31, 2005 and 2004 was 35%. Our effective tax rate was 40% including the net effect of state taxes.

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

         Our other primary source of cash is from liquidity fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($1.1 million at March 31, 2005) is sufficient to fund our general and administrative expenses.

         Net cash provided by operating activities was $6.0 million for the three-months ended March 31, 2005 as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $6.0 million dividend to the Parent, resulting in a $6 million financing cash outflow during the three-months ended March 31, 2005. There were no cash flows related to investing activities for the three-months ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the direction of our Chairman of the Board (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

         a) Exhibits

                Exhibit 31(a) - Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                Exhibit 31(b) - Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Municipal Securities Purchase, Inc.
                                  (Registrant)


May 6, 2005                                        /s/ Brian Wenzel
-----------                                        ----------------
Date                                               Brian Wenzel
                                                   Chairman
                                                   (Principal Executive Officer)

May 6, 2005                                        /s/ Kathleen Gan
-----------                                        ----------------
Date                                               Kathleen Gan
                                                   Vice President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                                                   EXHIBIT 31(A)
                            CERTIFICATION PURSUANT TO

    RULES 13A-14(A) AND 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
                                   AS AMENDED

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



May 6, 2005

/s/ Brian Wenzel
----------------
Brian Wenzel
Chairman
(Principal Executive Officer)

                                                                   EXHIBIT 31(B)
                            CERTIFICATION PURSUANT TO
    RULES 13A-14(A) AND 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
                                   AS AMENDED

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



May 6, 2005
/s/ Kathleen Gan
----------------
Kathleen Gan
Vice President and Treasurer
(Principal Financial and Accounting Officer)

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of Municipal Securities Purchase, Inc. (the "registrant") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Brian Wenzel and Kathleen Gan, Chairman and Vice President and Treasurer, respectively, of the registrant, certify, pursuant to 18 U.S.C. Section 1350, that to our knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.




May 6, 2005

/s/ Brian Wenzel
----------------
Brian Wenzel
Chairman
(Principal Executive Officer)



/s/ Kathleen Gan
----------------
Kathleen Gan
Vice President and Treasurer
(Principal Financial and Accounting Officer)