Form 10-Q
period 2005-06-30
MUNICIPAL SECURITIES PURCHASE INC
filed 2005-07-29
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
                                   -----------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED June 30, 2005

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
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X .
                                                ---   ---

At July 28, 2005, 10 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $10.00 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                                                                            PAGE

PART I.       FINANCIAL INFORMATION

Item 1.    Financial Statements
                Statement of Financial Position                               1
                Statement of Income                                           2
                Statement of Changes in Shareowner's Equity                   3
                Statement of Cash Flows                                       4
                Notes to Unaudited Interim Financial Statements               5

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                6

Item 4.    Controls and Procedures                                            7

PART II.      OTHER INFORMATION

Item 6.    Exhibits                                                           8
Signatures                                                                    9

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MUNICIPAL SECURITIES PURCHASE, INC.

                         Statement of Financial Position

                                                                JUNE 30,      DECEMBER 31,
                                                                  2005            2004
                                                             -------------   -------------
                                    ASSETS                    (unaudited)

Liquidity fees receivable                                    $     907,593   $   1,081,133
Due from GE Capital                                              1,949,330       6,180,288
                                                             -------------   -------------
             Total assets                                    $   2,856,923   $   7,261,421
                                                             =============   =============

               LIABILITIES AND SHAREOWNER'S EQUITY

Deferred liquidity fee income                                $     576,890   $     686,223
Accounts payable and accrued expenses                               47,974          29,000
Taxes payable                                                      109,662         109,662
                                                             -------------   -------------
             Total liabilities                                     734,526         824,885
                                                             -------------   -------------

Common stock, par value $10.00 per share. Authorized,
    issued, and outstanding 10 shares                                  100             100
Additional paid-in capital                                         822,145         822,145
Retained earnings                                                1,300,152       5,614,291
                                                             -------------   -------------
             Total shareowner's equity                           2,122,397       6,436,536
                                                             -------------   -------------
             Total liabilities and shareowner's equity       $   2,856,923   $   7,261,421
                                                             =============   =============

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                               Statement of Income

                                   (Unaudited)

                                           -------------------------   -------------------------
                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30                     JUNE 30
                                           -------------------------   -------------------------
                                               2005          2004          2005          2004
                                           -----------   -----------   -----------   -----------

Liquidity fee income                       $ 1,373,641   $ 1,616,357   $ 2,940,791   $ 3,195,199
                                           -----------   -----------   -----------   -----------
             Total revenues                  1,373,641     1,616,357     2,940,791     3,195,199
                                           -----------   -----------   -----------   -----------

General and administrative expenses              6,498        60,000        50,636       120,000
GE Capital commitment fees                      47,600        57,223       101,304       114,019
                                           -----------   -----------   -----------   -----------
             Total operating expenses           54,098       117,223       151,940       234,019
                                           -----------   -----------   -----------   -----------

             Income before provision for
               income taxes                  1,319,543     1,499,134     2,788,852     2,961,180
                                           -----------   -----------   -----------   -----------

Income tax expense:
    Federal:                                   426,298       487,968       907,771       963,865
    State and local                             91,677       104,940       195,220       207,283
                                           -----------   -----------   -----------   -----------

             Total income tax expense          517,975       592,908     1,102,991     1,171,148
                                           -----------   -----------   -----------   -----------

             Net income                    $   801,568   $   906,226   $ 1,685,861   $ 1,790,032
                                           ===========   ===========   ===========   ===========

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                   Statement of Changes in Shareowner's Equity

                         Six-months ended June 30, 2005

                                                        ADDITIONAL
                                           COMMON         PAID-IN       RETAINED
                                           STOCK          CAPITAL       EARNINGS          TOTAL

Balance, December 31, 2003              $        100   $    822,145   $ 37,002,347    $ 37,824,592
Dividends paid                                                         (35,000,000)    (35,000,000)
Net income                                                               3,611,944       3,611,944
                                        ------------   ------------   ------------    ------------
Balance, December 31, 2004              $        100   $    822,145   $  5,614,291    $  6,436,536
Dividends paid (unaudited)                                              (6,000,000)     (6,000,000)
Net income (unaudited)                                                   1,685,861       1,685,861
                                        ------------   ------------   ------------    ------------
Balance, June 30, 2005 (unaudited)      $        100   $    822,145   $  1,300,152    $  2,122,397
                                        ============   ============   ============    ============

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                             Statement of Cash Flows

                                   (Unaudited)

                                                             ----------------------------
                                                                   SIX-MONTHS ENDED
                                                                       JUNE 30
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------

Operating activities:
Net income                                                   $  1,685,861    $  1,790,032
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Change in due from GE Capital                           4,230,958      33,303,081
        Change in liquidity fees receivable                       173,540         (82,271)
        Change in deferred liquidity fee income                  (109,333)        (10,844)
        Change in accounts payable and accrued expenses            18,974               2
                                                             ------------    ------------
           Cash from operating activities                       6,000,000      35,000,000

Financing activities:
    Dividends paid                                             (6,000,000)    (35,000,000)
                                                             ------------    ------------
           Cash used for financing activities                  (6,000,000)    (35,000,000)

Net change  in cash and cash equivalents                               --              --
Cash and cash equivalents at beginning of period                       --              --
                                                             ------------    ------------
Cash and cash equivalents at the end of period               $         --    $         --
                                                             ============    ============

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1)         BUSINESS DESCRIPTION

            Municipal Securities Purchase, Inc. (the Company) is a wholly-owned subsidiary of GE Funding Services Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders as permitted under the terms of the respective bond indentures. As of June 30, 2005, the Company had approximately $3.1 billion (par amount and interest) of potential obligations under such arrangements. When issued, each of the liquidity facilities had a term not exceeding five years (subject to renewal). In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $3.1 billion as of June 30, 2005, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities.

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

(2)         INCOME TAXES

            We are included in GE's consolidated U.S. federal income tax return under an intercompany tax-sharing agreement. The provision for current tax expense includes our effect on the consolidated return. We provide for taxes as if we filed a separate return.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            RESULTS OF OPERATIONS

            REVENUES

            We provide liquidity facilities for certain floating rate municipal securities whereby we will, under certain circumstances, purchase such securities in the event they are tendered by the holders. We earn liquidity fees from the issuers of these securities, municipal governments in the U.S., for providing the liquidity facilities.

            During 2004 and the six-months ended June 30, 2005, we did not commit to any new liquidity facilities.

            We earned liquidity fees of $2.9 million and $3.2 million during the six-months ended June 30, 2005 and 2004, respectively and $1.4 million and $1.6 million during the three-months ended June 30, 2005 and 2004, respectively. The total liquidity facility in force as of June 30, 2005 and December 31, 2004 was $3.1 billion and $3.6 billion, respectively.

            OPERATING EXPENSES

            We incurred $151,940 and $234,019 of total operating expenses during the six-months ended June 30, 2005 and 2004, respectively, and
            $54,098 and $117,223 of total operating expenses during the three-months ended June 30, 2005 and 2004, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $101,304 and $114,019 for the six-months ended June 30, 2005 and 2004, respectively, and $47,600 and $57,223 for the three-months ended June 30, 2005 and 2004, respectively. The decrease in commitment fees from 2004 to 2005 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocation. General and administrative expenses were $50,636 and $120,000 for the six-months ended June 30, 2005 and 2004, respectively, and $6,498 and $60,000 for the three-months ended June 30, 2005 and 2004, respectively. The decrease in general and administrative expenses from 2004 to 2005 reflects the decline in the Company's activities, as the total outstanding par amount of the liquidity facilities has decreased.

            INCOME TAX EXPENSE

            The statutory U.S. Federal tax rate during the three-months ended June 30, 2005 and 2004 was 35%. Our effective tax rate was 39.25% including the net effect of state taxes.

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

            Our other primary source of cash is from liquidity fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($1.9 million at June 30, 2005) is sufficient to fund our general and administrative expenses.

            Net cash provided by operating activities was $6.0 million for the six-months ended June 30, 2005 as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $6.0 million dividend to the Parent, resulting in a $6.0 million financing cash outflow during the six-months ended June 30, 2005. There were no cash flows related to investing activities for the six-months ended June 30, 2005.

ITEM 4.     CONTROLS AND PROCEDURES

            Under the  direction  of our  Chairman of the Board  (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

            Exhibit 31(a) - Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

            Exhibit 31(b) - Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

            Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Municipal Securities Purchase, Inc.
                                  (Registrant)

July 29, 2005                                      /s/ LeAnn Rogers
-------------                                      ----------------
Date                                               LeAnn Rogers
                                                   Chairman
                                                   (Principal Executive Officer)

July 29, 2005                                      /s/ Kathleen Gan
-------------                                      ----------------
Date                                               Kathleen Gan
                                                   Vice President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)