Form 10-Q
period 2005-09-30
MUNICIPAL SECURITIES PURCHASE INC
filed 2005-10-25
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------

                         COMMISSION FILE NUMBER 0-19564

                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                    13-3633082
--------------------------------------------------        ----------------------
  (State or other jurisdiction incorporation or            (I.R.S. Employer
                  organization)                             Identification  No.)

   201 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT                   06927
--------------------------------------------------        ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_.

At October 21, 2005, 10 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $10.00 per share were outstanding.

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

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                       MUNICIPAL SECURITIES PURCHASE, INC.


                         Statement of Financial Position

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    2005                  2004
                                                                             --------------------   ------------------
                                          ASSETS                                 (unaudited)

Liquidity fees receivable                                                     $        1,397,591     $      1,081,133
Due from GE Capital                                                                    2,134,945            6,180,288
                                                                             --------------------   ------------------
             Total assets                                                     $        3,532,536     $      7,261,421
                                                                             ====================   ==================

               LIABILITIES AND SHAREOWNER'S EQUITY

Deferred liquidity fee income                                                 $          516,712     $        686,223
Accounts payable and accrued expenses                                                     15,782               29,000
Taxes payable                                                                            109,662              109,662
                                                                             --------------------   ------------------
             Total liabilities                                                           642,156              824,885
                                                                             --------------------   ------------------

Common stock, par value $10.00 per share. Authorized,
    issued, and outstanding 10 shares                                                        100                  100
Additional paid-in capital                                                               822,145              822,145
Retained earnings                                                                      2,068,135            5,614,291
                                                                             --------------------   ------------------
             Total shareowner's equity                                                 2,890,380            6,436,536
                                                                             --------------------   ------------------
             Total liabilities and shareowner's equity                        $        3,532,536     $      7,261,421
                                                                             ====================   ==================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                               Statement of Income

                                   (Unaudited)

                                                ---------------------------------  ---------------------------------
                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30                       SEPTEMBER 30
                                                ---------------------------------  ---------------------------------
                                                     2005             2004              2005              2004
                                                ---------------  ----------------  ---------------   ---------------

Liquidity fee income                             $   1,336,962     $   1,610,649    $   4,277,753      $  4,805,848
                                                ---------------  ----------------  ---------------   ---------------
             Total revenues                          1,336,962         1,610,649        4,277,753         4,805,848
                                                ---------------  ----------------  ---------------   ---------------

General and administrative expenses                     20,635            60,000           71,271           180,000
GE Capital commitment fees                              45,884            57,156          147,187           171,175
                                                ---------------  ----------------  ---------------   ---------------
             Total operating expenses                   66,519           117,156          218,458           351,175
                                                ---------------  ----------------  ---------------   ---------------

             Income before provision for
               income taxes                          1,270,443         1,493,493        4,059,295         4,454,673
                                                ---------------  ----------------  ---------------   ---------------

Income tax expense:
    Federal                                            413,529           486,131        1,321,300         1,449,996
    State and local                                     88,931           104,544          284,151           311,827
                                                ---------------  ----------------  ---------------   ---------------

             Total income tax expense                  502,460           590,675        1,605,451         1,761,823
                                                ---------------  ----------------  ---------------   ---------------

             Net income                          $     767,983     $     902,818     $  2,453,844      $  2,692,850
                                                ==============   ===============   ==============    ==============

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                   Statement of Changes in Shareowner's Equity

                      Nine-months ended September 30, 2005


                                                                    ADDITIONAL
                                                      COMMON          PAID-IN          RETAINED
                                                      STOCK           CAPITAL          EARNINGS           TOTAL

Balance, December 31, 2003                        $         100    $     822,145    $  37,002,347     $  37,824,592
Dividends paid                                                                        (35,000,000)      (35,000,000)
Net income                                                                              3,611,944         3,611,944
                                                ----------------  ---------------  ---------------   ---------------
Balance, December 31, 2004                        $         100    $     822,145    $   5,614,291     $   6,436,536
Dividends paid (unaudited)                                                             (6,000,000)       (6,000,000)
Net income (unaudited)                                                                  2,453,844         2,453,844
                                                ----------------  ---------------  ---------------   ---------------
Balance, September 30, 2005 (unaudited)           $         100    $     822,145    $   2,068,135     $   2,890,380
                                                ================  ===============  ===============   ===============


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                             Statement of Cash Flows

                                   (Unaudited)

                                                                               -----------------------------------
                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                               -----------------------------------
                                                                                    2005               2004
                                                                               ----------------   ----------------
Operating activities:
Net income                                                                       $   2,453,844     $    2,692,850
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in due from GE Capital                                                4,045,343         32,417,690
        Change in liquidity fees receivable                                           (316,458)           (98,949)
        Change in deferred liquidity fee income                                       (169,511)           (11,591)
        Change in accounts payable and accrued expenses                                (13,218)                --
                                                                               ----------------   ----------------
           Cash from operating activities                                            6,000,000         35,000,000

Financing activities:
    Dividends paid                                                                  (6,000,000)       (35,000,000)
                                                                               ----------------   ----------------
           Cash used for financing activities                                       (6,000,000)       (35,000,000)

Net change  in cash and cash equivalents                                                    --                 --
Cash and cash equivalents at beginning of period                                            --                 --
                                                                               ----------------   ----------------
Cash and cash equivalents at the end of period                                   $          --     $           --
                                                                               ================   ================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1)  BUSINESS DESCRIPTION

     Municipal  Securities  Purchase,  Inc.  (the  Company)  is  a  wholly-owned subsidiary of GE Funding Services Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders as permitted under the terms of the respective bond indentures. As of September 30, 2005, the Company had approximately $2.9 billion (par amount and interest) of potential obligations under such arrangements. When issued, each of the liquidity facilities had a term not exceeding five years (subject to renewal). In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $2.9 billion as of September 30, 2005, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities.

     BASIS OF CONSOLIDATION

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     The unaudited interim financial statements of the Company contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of income, financial position and cash flows. The results reported in these quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our business to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year.

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

          During 2004 and the nine-months ended September 30, 2005, we did not commit to any new liquidity facilities.

          We earned liquidity fees of approximately $4.3 million and $4.8 million during the nine-months ended September 30, 2005 and 2004, respectively and approximately $1.3 million and $1.6 million during the three-months ended September 30, 2005 and 2004, respectively. The total liquidity facility in force as of September 30, 2005 and December 31, 2004 was approximately $2.9 billion and $3.6 billion, respectively.

          OPERATING EXPENSES

          We incurred $218,458 and $351,175 of total operating expenses during the nine-months ended September 30, 2005 and 2004, respectively, and $66,519 and $117,156 of total operating expenses during the three-months ended September 30, 2005 and 2004, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $147,187 and $171,175 for the nine-months ended September 30, 2005 and 2004, respectively, and $45,884 and $57,156 for the three-months ended September 30, 2005 and 2004, respectively. The decrease in commitment fees from 2004 to 2005 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocation. General and administrative expenses were $71,271 and $180,000 for the nine-months ended September 30, 2005 and 2004, respectively, and $20,635 and $60,000 for the three-months ended September 30, 2005 and 2004, respectively. The decrease in general and administrative expenses from 2004 to 2005 reflects the decline in the Company's activities, as the total outstanding par amount of the liquidity facilities has decreased.

          INCOME TAX EXPENSE

          The statutory U.S. Federal tax rate during the three-months ended September 30, 2005 and 2004 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes.

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

          Our other primary source of cash is from liquidity fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($2.1 million at September 30, 2005) is sufficient to fund our general and administrative expenses.

          Net cash provided by operating activities was $6.0 million for the nine-months ended September 30, 2005 as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $6.0 million dividend to the Parent, resulting in a $6.0 million financing cash outflow during the nine-months ended September 30, 2005. There were no cash flows related to investing activities for the nine-months ended September 30, 2005.

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

                       MUNICIPAL SECURITIES PURCHASE, INC.
                       -----------------------------------
                                  (Registrant)


October 24, 2005                              /s/ LeAnn Rogers
----------------                              ----------------
Date                                              LeAnn Rogers
                                                  Chairman
                                                  (Principal Executive Officer)

October 24, 2005                              /s/ Peter Graham
----------------                              ----------------
Date                                              Peter Graham
                                                  Vice President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)