Form 10-K
period 2005-12-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2006-03-03
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10 - K

                                  -------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                    COMMON STOCK, PAR VALUE $10.00 PER SHARE

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. YES    NO X
                                              ---   ---

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. YES    NO X
                                                       ---   ---


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO
              ---   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        Accelerated filer       Non-accelerated filer  X
                        ---                     ---                          ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES    NO X.
                                    ---   ---

AGGREGATE MARKET VALUE OF THE OUTSTANDING COMMON EQUITY HELD BY NONAFFILIATES OF THE REGISTRANT AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER: NONE AT MARCH 2, 2006, 10 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10.00 PER SHARE WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE
                                     FORMAT

                       MUNICIPAL SECURITIES PURCHASE, INC.



                                TABLE OF CONTENTS


                                                                                                                    PAGE

PART I

     Item 1.   Business                                                                                               1
     Item 1A.  Risk Factors                                                                                           1
     Item 1B.  Unresolved Staff Comments                                                                              2
     Item 2.   Properties                                                                                             2
     Item 3.   Legal Proceedings                                                                                      2
     Item 4.   Submission of Matters to a Vote of Security Holders                                                    2

PART II

     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters                              3
     Item 6.   Selected Financial Data                                                                                3
     Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition                  3
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                             4
     Item 8.   Financial Statements and Supplementary Data                                                            5
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  14
     Item 9A.  Controls and Procedures                                                                               14
     Item 9B.  Other Information                                                                                     14

PART III

     Item 10.  Directors and Executive Officers of the Registrant                                                    15
     Item 11.  Executive Compensation                                                                                15
     Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters        15
     Item 13.  Certain Relationships and Related Transactions                                                        15
     Item 14.  Principal Accounting Fees and Services                                                                15

PART IV

     Item 15.  Exhibits and Financial Statement Schedules                                                            15
               Signatures                                                                                            17


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

                                     PART I

ITEM 1.       BUSINESS.

              FGIC Securities Purchase, Inc. (FGIC-SPI) was incorporated in 1990 in the State of Delaware. In the fourth quarter of 2003, FGIC-SPI changed its name to Municipal Securities Purchase, Inc. (Municipal-SPI or the Company). As of December 31, 2005, all outstanding capital stock of Municipal-SPI was owned by GE Funding Services, Inc. (the Parent), a Delaware corporation and a wholly-owned subsidiary of GEI, Inc. which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital), a Delaware corporation, the ultimate parent of which is General Electric Company.

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

ITEM 1A.      RISK FACTORS.

              The following risk factors have been extracted from the Annual Report on Form 10-K of GE Capital (S.E.C. File No. 001-06461) for the year ended December 31, 2005 because of the nature of our business. As discussed in Item 1, in the event securities for which we provide liquidity, cannot be remarketed, we are obligated to purchase the securities. We obtain the funds for such purchase from GE Capital pursuant to standby loan agreements under which GE Capital has an irrevocable obligation to lend funds needed for us to purchase the securities. As such, the risks related to our ability to fund our purchase of securities are directly related to the risks attendant to GE Capital.

              The following discussion of risk factors contains "forward-looking statements," as discussed in Item 1 of the Annual Report on Form 10-K of GE Capital. These risk factors may be important to understanding any statement in the Annual Report on Form 10-K of GE Capital or elsewhere. The following information should be read in conjunction with Management's Discussion and Analysis (MD&A), and the consolidated financial statements and related notes included in the Annual Report on Form 10-K of GE Capital.

                    Our businesses  routinely  encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about the important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions included in the Business section of Form 10-K of GE Capital. Below, we have described our present view of certain important strategic risks. Our reactions to material future developments as well as our competitors' reactions to those developments will determine our future results.

              OUR GLOBAL GROWTH IS SUBJECT TO A NUMBER OF ECONOMIC, POLITICAL AND REGULATORY RISKS

              We conduct our operations in virtually every part of the world. Global economic and regulatory developments affect businesses such as ours in many ways. Operations are subject to the effects of global competition. Particular local jurisdiction risks include regulatory risks arising from local laws and from local liquidity regulations, including risks of not being able to retrieve assets. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

              OUR CREDIT RATINGS ARE IMPORTANT TO OUR COST OF CAPITAL

              The major debt agencies routinely evaluate our debt and have given their highest debt ratings to us. One of our strategic objectives is to maintain these "Triple A" ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders. Failure to maintain our Triple A debt rating could adversely affect our cost of funds and related margins.

              THE DISPOSITION OF BUSINESSES THAT DO NOT FIT WITH OUR EVOLVING STRATEGY CAN BE HIGHLY UNCERTAIN

              We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. Our decision to sell Genworth Financial, Inc. is a recent example of a disposition decision. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business's prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

              Not applicable.

ITEM 2.       PROPERTIES.

              Municipal-SPI conducts its business at 201 High Ridge Road, Stamford, CT.

ITEM 3.       LEGAL PROCEEDINGS.

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

ITEM 6.       SELECTED FINANCIAL DATA.

              Not required by this form.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

              REVENUES

              We provide liquidity facilities for certain floating rate municipal securities whereby we will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof. We earn liquidity fees from the issuers of these securities, municipal governments in the United States, for providing the liquidity facilities.

              During 2005 and 2004, we did not commit to any new liquidity facilities.

              We earned liquidity fees of $5.5 million, $6.4 million and $8.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in liquidity fees from 2004 to 2005 was primarily due to the maturity of 6 contracts during 2004 and the maturity of 11 contracts during 2005. The total outstanding par amount of the liquidity facilities decreased by approximately $18 million during 2005 due to paydowns on the outstanding principal of the liquidity facility for 6 contracts in addition to the maturities noted above. The total liquidity facility in force as of December 31, 2005 and 2004 was $2.5 billion and $3.6 billion, respectively.

              OPERATING EXPENSES

              We incurred $276 thousand, $393 thousand and $925 thousand of total operating expenses during the years ended December 31, 2005, 2004 and 2003, respectively. Included in total operating expenses were commitment fees to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $190 thousand, $228 thousand and $277 thousand for the years ended December 31, 2005, 2004 and 2003. The decrease in commitment fees from 2005 to 2004 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also included general and administrative expenses, which are principally comprised of intercompany overhead and expense allocation. General and administrative expenses were $86 thousand, $165 thousand and $648 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in general and administrative expenses from 2005 to 2004 reflects the decline in the Company's activities, as the total outstanding par amount of the liquidity facilities has decreased.

              INCOME TAX EXPENSE

              The statutory U.S. Federal tax rate during the years ended December 31, 2005, 2004 and 2003 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes.

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

              Our other  primary  source of cash is from  liquidity  fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($2.9 million at December 31, 2005) is sufficient to fund our general and administration expenses.

              Net cash provided by operating activities was $6 million for the year ended December 31, 2005, as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $6 million dividend to the Parent, resulting in a $6 million financing cash outflow during the year ended December 31, 2005. There were no cash flows related to investing activities for the year ended December 31, 2005.

              CRITICAL ACCOUNTING ESTIMATES

              Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see note 2, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

              REVENUE RECOGNITION

              We estimate that the risk of being required to purchase securities under the standby agreements is distributed evenly over the life of the liquidity facilities; therefore, revenue recognition policies have been adopted to recognize revenue evenly over the life of the liquidity facilities.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Not required by this firm.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareowner
Municipal Securities Purchase, Inc.


We have audited the accompanying statements of financial position of Municipal Securities Purchase, Inc. as of December 31, 2005 and 2004, and the related statements of income, changes in shareowner's equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Municipal Securities Purchase, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.





/s/ KPMG LLP
Stamford, Connecticut
March 3, 2006

                       MUNICIPAL SECURITIES PURCHASE, INC.

                        Statements of Financial Position


                                                                                                DECEMBER 31,          DECEMBER 31,
                                                                                                    2005                  2004
                                                                                                 ----------            ----------
                                           Assets

Liquidity fees receivable                                                                        $1,149,615            $1,081,133
Receivable from GE Capital                                                                        2,854,275             6,070,626
                                                                                                 ----------            ----------
             Total assets                                                                        $4,003,890            $7,151,759
                                                                                                 ==========            ==========

               LIABILITIES AND SHAREOWNER'S EQUITY

    Deferred liquidity fee income                                                                $  393,002            $  686,223
    Accounts payable and accrued expenses                                                            13,700                29,000
                                                                                                 ----------            ----------
             Total liabilities                                                                      406,702               715,223
                                                                                                 ----------            ----------

    Common stock, par value $10.00 per share. Authorized,
      issued, and outstanding 10 shares                                                                 100                   100
    Additional paid-in capital                                                                      822,145               822,145
    Retained earnings                                                                             2,774,943             5,614,291
                                                                                                 ----------            ----------
             Total shareowner's equity                                                            3,597,188             6,436,536
                                                                                                 ----------            ----------
             Total liabilities and shareowner's equity                                           $4,003,890            $7,151,759
                                                                                                 ==========            ==========


The notes to financial statements are an integral part of these financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.
                              Statements of Income

                             Years ended December 31


                                                                                ----------           ----------           ----------
                                                                                   2005                 2004                 2003
                                                                                ----------           ----------           ----------
Liquidity fee income                                                            $5,504,770           $6,368,144           $8,761,963
                                                                                ----------           ----------           ----------
             Total revenues                                                      5,504,770            6,368,144            8,761,963
                                                                                ----------           ----------           ----------

General and administrative expenses                                                 85,793              164,672              648,491
GE Capital commitment fees                                                         190,437              228,380              276,986
                                                                                ----------           ----------           ----------
             Total operating expenses                                              276,230              393,052              925,477
                                                                                ----------           ----------           ----------

             Income before provision for income taxes                            5,228,540            5,975,092            7,836,486
                                                                                ----------           ----------           ----------

Income tax expense:
    Federal:
      Current                                                                    1,701,890            1,944,892            2,550,776
      Deferred
    State and local                                                                365,998              418,256              548,554
                                                                                ----------           ----------           ----------

             Total income tax expense                                            2,067,888            2,363,148            3,099,330
                                                                                ----------           ----------           ----------

             Net income                                                         $3,160,652           $3,611,944           $4,737,156
                                                                                ==========           ==========           ==========


The notes to financial statements are an integral part of these financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.
                  Statements of Changes in Shareowner's Equity

                  Years ended December 31, 2005, 2004 and 2003


                                                                           ADDITIONAL
                                                      COMMON                 PAID-IN               RETAINED
                                                      STOCK                  CAPITAL               EARNINGS                TOTAL
Balance, December 31, 2002                         $        100           $    822,145           $ 32,265,191          $ 33,087,436
Net income                                                                                          4,737,156             4,737,156
                                                   ------------           ------------           ------------          ------------
Balance, December 31, 2003                                  100                822,145             37,002,347            37,824,592
Net income                                                                                          3,611,944             3,611,944
Dividends paid                                                                                    (35,000,000)          (35,000,000)
                                                   ------------           ------------           ------------          ------------
Balance, December 31, 2004                                  100                822,145              5,614,291             6,436,536
Net income                                                                                          3,160,652             3,160,652
Dividends paid                                                                                     (6,000,000)           (6,000,000)
                                                   ------------           ------------           ------------          ------------
Balance, December 31, 2005                         $        100           $    822,145           $  2,774,943          $  3,597,188
                                                   ============           ============           ============          ============


The notes to financial statements are an integral part of these financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.
                            Statements of Cash Flows

                  Years ended December 31, 2005, 2004 and 2003


                                                                             ------------         ------------         ------------
                                                                                 2005                 2004                 2003
                                                                             ------------         ------------         ------------
Operating activities:
      Net income                                                             $  3,160,652         $  3,611,944         $  4,737,156
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in taxes payable                                                        --           (2,262,071)           1,273,780
        Change in due from GE Capital                                           3,216,351           33,213,809           (4,485,259)
        Change in due to affiliates                                                    --                   --             (135,773)
        Change in commitment fees payable to GE Capital                                --                   --             (992,975)
        Change in liquidity fees receivable                                       (68,482)             491,836              254,949
        Change in deferred liquidity fee income                                  (293,221)             (15,370)            (224,609)
        Change in accounts payable and accrued expenses                           (15,300)             (40,148)            (427,269)
                                                                             ------------         ------------         ------------
           Cash from operating activities                                       6,000,000           35,000,000                   --

Financing activities:
    Dividends paid                                                             (6,000,000)         (35,000,000)                  --
                                                                             ------------         ------------         ------------
           Cash used for financing activities                                  (6,000,000)         (35,000,000)                  --

Net change  in cash and cash equivalents                                               --                   --                   --
Cash and cash equivalents at beginning of period                                       --                   --                   --
                                                                             ------------         ------------         ------------
Cash and cash equivalents at the end of period                               $         --         $         --         $         --
                                                                             ============         ============         ============


The notes to financial statements are an integral part of these financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2005, 2004 and 2003


(1)    BUSINESS DESCRIPTION

       Municipal Securities Purchase, Inc. (Municipal-SPI or the Company) is a wholly-owned subsidiary of GE Funding Services, Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital) the ultimate parent of which is the General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. Municipal-SPI provides liquidity for certain floating rate municipal securities whereby Municipal-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 2005, Municipal-SPI had approximately $2.5 billion (par and interest) of potential obligations under such arrangements. Since 2003, Municipal-SPI has not been providing any new liquidity facilities. Each of the liquidity facilities have had a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, Municipal-SPI has entered into standby loan agreements with GE Capital totaling $2.5 billion as of December 31, 2005, under which GE Capital is irrevocably obligated to lend funds as needed for Municipal-SPI to purchase the securities.

       We have reclassified certain prior-year amounts to conform to the current year's presentation.

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

              REVENUE RECOGNITION

              We estimate that the risk of being required to purchase securities under the standby agreements is distributed evenly over the life of the liquidity facilities; therefore, revenue recognition policies have been adopted to recognize revenue evenly over the life of the liquidity facilities.

              EXPENSES

              General and administrative expenses consist of direct expenses incurred by GE Capital that are allocated on a specific identification basis and employee related expenses that are allocated based on the percentage of time such employees devote to our activities. For the years ended December 31, 2005, 2004, and 2003 general and administrative expenses of $86 thousand, $165 thousand, and $648 thousand, respectively, were allocated to
              Municipal-SPI. We believe that such allocation method is reasonable, and that such expenses, as reported in the statements of income, would not differ materially from the amount of expenses on a stand-alone basis.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2005, 2004 and 2003


              COMMITMENT FEES

              Commitment fees are accrued as a percentage of the par value of the outstanding liquidity facilities.

              RESERVE FOR LOSSES

              We establish a reserve for losses based upon our estimate of the ultimate aggregate losses relative to our obligations under the liquidity facility arrangements written.

              At December 31, 2005, we do not anticipate any losses relative to such arrangements.

 (3)   INCOME TAXES

       Under an intercompany tax-sharing agreement, we are included in the consolidated U.S. federal income tax return, which GE files. The provision for current tax expense includes our effect on the consolidated return. We provide for taxes as if we filed a separate tax return.

       Our effective U.S. Federal tax rate differs from the corporate tax rate on ordinary income of 35% in 2005, 2004, and 2003. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:

                                                YEARS ENDED DECEMBER 31
                                       ----------------------------------------
                                          2005          2004           2003
                                       -----------   -----------    -----------
Statutory tax provision                $ 1,829,989   $ 2,091,282    $ 2,742,770
Benefit of deduction for state and
    local income taxes                    (128,099)     (146,390)      (191,994)
                                       -----------   -----------    -----------
             Federal income taxes        1,701,890     1,944,892      2,550,776
State and local income taxes               365,998       418,256        548,554
                                       -----------   -----------    -----------
             Income tax expense        $ 2,067,888   $ 2,363,148    $ 3,099,330
                                       ===========   ===========    ===========


 (4)   RELATED PARTY TRANSACTIONS

       We are not providing any new liquidity facilities. As part of the standby loan agreements with GE Capital (see note 6), we have paid commitment fees for the years ended December 31, 2005, 2004 and 2003 of $190 thousand, $228 thousand and $277 thousand, respectively.

       At December 31, 2005 and 2004, the amounts classified as receivable from GE Capital relate to intercompany balances held by GE Capital. We have access to these funds on an as needed basis. All amounts receivable from GE Capital are non-interest bearing.

       See note 2 for description of expenses allocated by GE Capital.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2005, 2004 and 2003


(5)    OFF-BALANCE-SHEET RISK

       We provide liquidity for certain floating rate municipal securities whereby in the event that such securities cannot be remarketed, we, pursuant to a standby purchase agreement with the issuer of the securities, will be obligated to purchase these securities, at par.

       The geographical distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2005, was as follows (dollars in millions):

       New York                                       $  841
       Michigan                                          719
       California                                        435
       District of Columbia                              266
       Pennsylvania                                       56
       Florida                                            49
       New Hampshire                                      35
       North Carolina                                     26
       Alabama                                            21
                                                      ------
                    Total                             $2,448
                                                      ======

       Of the $841 million of par value related to State of New York, $702 million relates to Municipal Water Finance Authority in New York City. The next largest single exposure is to the City of Detroit with $459 million in outstanding par.

       The maturity distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2005, is as follows (dollars in millions):

       Less than one year                             $1,400
       One to two years                                  991
       Two to three years                                 57
                                                      ------
                    Total                             $2,448
                                                      ======

       Each of the liquidity  facilities  has had a term of  approximately  five
       years   (subject  to  renewal)  or  less  if  the  bonds  are  no  longer outstanding.

       We are exposed to credit risk that the issuer defaults on the underlying municipal security at a time that we are holding securities purchased pursuant to a liquidity facility and the financial guarantor fails to perform on its insurance contract. It is our policy to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. At December 31, 2005 and 2004 no such reserves were required.

       We are exposed to market risk in the event that we are required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities' fair value. It is our policy to evaluate the likelihood of us being called upon to purchase securities under our liquidity arrangements at amounts greater than the fair value of the securities at each reporting period and to establish valuation

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2005, 2004 and 2003


       reserves when deemed appropriate. No such valuation reserves were required at December 31, 2005 and 2004.

(6)    STANDBY LOAN AGREEMENTS

       We secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to us in amounts not exceeding the purchase price of the tendered bonds. The total standby loan agreement amount at December 31, 2005, equals the total outstanding facility amount of $2.5 billion.

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

(7)     FAIR VALUE OF FINANCIAL INSTRUMENTS

       As of December 31, 2005, the estimated fair value of the liquidity facilities was approximately $5 million. The estimated fair value of the standby loan agreements with GE Capital was approximately $0.2 million. The fair value was calculated based upon current expected cash inflows and outflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 4.35%. We believe the fair value approximates cost for all other assets and liabilities. There is no assurance that such estimates could actually have been realized at December 31, 2005.

(8)    QUARTERLY DATA (UNAUDITED)

       Selected  quarterly  financial  data was as  follows:

                                                                                            2005
                                                          --------------------------------------------------------------------------
                                                             4TH             3RD             2ND             1ST            TOTAL
                                                          ----------      ----------      ----------      ----------      ----------
Total revenues                                            $1,227,017      $1,336,962      $1,373,641      $1,567,150      $5,504,770
Total expenses                                                57,772          66,519          54,098          97,841         276,230
                                                          ----------      ----------      ----------      ----------      ----------

     Income before provision for income taxes              1,169,245       1,270,443       1,319,543       1,469,309       5,228,540
Income tax expense                                           462,437         502,460         517,975         585,016       2,067,888
                                                          ----------      ----------      ----------      ----------      ----------
     Net income                                           $  706,808      $  767,983      $  801,568      $  884,293      $3,160,652
                                                          ==========      ==========      ==========      ==========      ==========


                                                                                            2004
                                                          --------------------------------------------------------------------------
                                                             4TH             3RD             2ND             1ST            TOTAL
                                                          ----------      ----------      ----------      ----------      ----------
Total revenues                                            $1,562,296      $1,610,649      $1,616,357      $1,578,842      $6,368,144
Total expenses                                                41,877         117,156         117,223         116,796         393,052
                                                          ----------      ----------      ----------      ----------      ----------

     Income before provision for income taxes              1,520,419       1,493,493       1,499,134       1,462,046       5,975,092
Income tax expense                                           601,326         590,675         592,908         578,239       2,363,148
                                                          ----------      ----------      ----------      ----------      ----------
     Net income                                           $  919,093      $  902,818      $  906,226      $  883,807      $3,611,944
                                                          ==========      ==========      ==========      ==========      ==========

                       MUNICIPAL SECURITIES PURCHASE, INC.

                          Notes to Financial Statements

                        December 31, 2005, 2004 and 2003


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not Applicable.

ITEM 9A.      CONTROLS AND PROCEDURES.

              Under the direction of our Chairman of the Board (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2005 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

              Not Applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Not required by this form.

ITEM 11.      EXECUTIVE COMPENSATION.

              Not required by this form.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

              Not required by this form.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              Not required by this form.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

              The aggregate fees billed for professional services by KPMG LLP in 2005 and 2004 were:

              (IN THOUSANDS)

              TYPE OF FEES              2005            2004
                                      --------        --------

              Audit Fees              $     51        $     55
                                      --------        --------

              Total                   $     51        $     55
                                      ========        ========

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


                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

              (a)   Financial Statements

                    Included in Part II of this report:
                       Report of Independent Registered Public Accounting Firm Statements of Financial Position as of December 31, 2005
                          and 2004
                       Statements of Income for the years ended December 31,
                          2005, 2004 and 2003
                       Statements of Changes in Shareowner's Equity for the
                          years ended December 31, 2005, 2004 and 2003
                       Statements of Cash Flows for the years ended December 31,
                          2005, 2004 and 2003
                       Notes to Financial Statements

                    All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              (b)   Exhibit Index

                    1.1     -   Certificate of Incorporation of Municipal-SPI
                                (Incorporated by reference to Exhibit 1.1 of Municipal-SPI's December 31, 1991 Form 10-K)

                    1.2     -   Certificate of Amendment of Certificate of
                                Incorporation of Municipal-SPI (Incorporated by reference to Exhibit 1.4 of Municipal-SPI's
                                Current Report on Form 8-K filed on November 14,
                                2003).

                    1.3     -   By-Laws of Municipal-SPI (Incorporated by
                                reference to Exhibit 1.2 of Municipal-SPI's
                                December 31, 1991 Form 10-K)

                    23(ii)  -   Consent of Independent Registered Public
                                Accounting Firm

                    31(a)   -   Certification Pursuant to Rules 13a-14(a) and
                                15d-14(a) under the Securities Exchange Act of
                                1934, as amended.

                    31(b)   -   Certification Pursuant to Rules 13a-14(a) and
                                15d-14(a) under the Securities Exchange Act of
                                1934, as amended.

                    32      -   Certifications Pursuant to 18 U.S.C Section 1350

                                   SIGNATURES


Pursuant to
the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MUNICIPAL SECURITIES PURCHASE, INC.
                                  (Registrant)


March 3, 2006                                      /s/ LeAnn Rogers
-------------                                      ----------------

Date                                               LeAnn Rogers

                                                   Chairman

                                                   (Principal Executive Officer)



March 3, 2006                                      /s/ Peter Graham
-------------                                      ----------------

Date                                               Peter Graham

                                                   Vice President and Treasurer

                                                   (Principal Financial and

                                                   Accounting Officer)