Form 10-Q
period 2006-03-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2006-04-26
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------
                         COMMISSION FILE NUMBER 0-19564
                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         13-3633082
------------------------------------------       -------------------------------
(State or other jurisdiction incorporation       (I.R.S. Employer Identification
          or organization)                                         No.)


  201 HIGH RIDGE ROAD, STAMFORD,
           CONNECTICUT                                        06927
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.
                                      --

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer__  Accelerated filer__  Non-accelerated  filer X
                                                                       --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X.
                                           --

At April 25, 2006, 10 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $10.00 per share were outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MUNICIPAL SECURITIES PURCHASE, INC.

                         Statement of Financial Position

                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        2006                 2005
                                                                                    ------------         ------------
                                          ASSETS                                    (unaudited)
Liquidity fees receivable                                                           $  1,332,253         $  1,149,615
Due from GE Capital                                                                      309,036            2,854,275
                                                                                    ------------         ------------
             Total assets                                                           $  1,641,289         $  4,003,890
                                                                                    ============         ============

               LIABILITIES AND SHAREOWNER'S EQUITY

Deferred liquidity fee income                                                        $   399,938           $  393,002
Accounts payable and accrued expenses                                                     51,863               13,700
                                                                                    ------------         ------------
             Total liabilities                                                           451,801              406,702
                                                                                    ------------         ------------

Common stock, par value $10.00 per share. Authorized,
    issued, and outstanding 10 shares                                                        100                  100
Additional paid-in capital                                                               822,145              822,145
Retained earnings                                                                        367,243            2,774,943
                                                                                    ------------         ------------
             Total shareowner's equity                                                 1,189,488            3,597,188
                                                                                    ------------         ------------
             Total liabilities and shareowner's equity                              $  1,641,289         $  4,003,890
                                                                                    ============         ============

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                               Statement of Income

                                   (Unaudited)

                                                    ----------------------------
                                                         THREE-MONTHS ENDED
                                                              MARCH 31
                                                    ----------------------------
                                                       2006             2005
                                                    ----------       -----------

Liquidity fee income                                $1,067,286       $ 1,567,150
                                                    ----------       -----------
             Total revenues                          1,067,286         1,567,150
                                                    ----------       -----------

General and administrative expenses                     49,216            44,138
GE Capital commitment fees                              38,251            53,703
                                                    ----------       -----------
             Total operating expenses                   87,467            97,841
                                                    ----------       -----------

             Income before provision for
               income taxes                            979,819         1,469,309
                                                    ----------       -----------

Income tax expense:
    Federal                                            318,931           481,473
    State and local                                     68,588           103,543
                                                    ----------       -----------

             Total income tax expense                  387,519           585,016
                                                    ----------       -----------

             Net income                             $  592,300       $   884,293
                                                    ==========       ===========

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                   Statement of Changes in Shareowner's Equity

                   Three-months ended March 31, 2006 and 2005

                                   (Unaudited)

                                                      ADDITIONAL
                                         COMMON        PAID-IN          RETAINED
                                          STOCK        CAPITAL          EARNINGS           TOTAL
Balance, December 31, 2004              $   100        $ 822,145       $5,614,291         $6,436,536
Dividends paid                                                         (6,000,000)        (6,000,000)
Net income                                                                884,293            884,293
                                        ------------------------------------------------------------
Balance, March 31, 2005                 $   100        $ 822,145        $ 498,584         $1,320,829
                                        ------------------------------------------------------------

Balance, December 31, 2005              $   100        $ 822,145       $2,774,943         $3,597,188
Dividends paid                                                         (3,000,000)        (3,000,000)
Net income                                                                592,300            592,300
                                        ------------------------------------------------------------
Balance, March 31, 2006                 $   100        $ 822,145        $ 367,243        $1,189,488
                                        ============================================================

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                             Statement of Cash Flows

                                   (Unaudited)

                                                                                   -------------------------------
                                                                                        THREE-MONTHS ENDED
                                                                                             MARCH 31
                                                                                   -------------------------------
                                                                                      2006               2005
                                                                                   -----------         -----------
Operating activities:
Net income                                                                         $   592,300         $   884,293
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in due from GE Capital                                                2,545,239           5,041,437
        Change in liquidity fees receivable                                           (182,638)            159,306
        Change in deferred liquidity fee income                                          6,936            (104,010)
        Change in accounts payable and accrued expenses                                 38,163              18,974
                                                                                   -----------         -----------
           Cash from operating activities                                            3,000,000           6,000,000

Financing activities:
    Dividends paid                                                                  (3,000,000)         (6,000,000)
                                                                                   -----------         -----------
           Cash used for financing activities                                       (3,000,000)         (6,000,000)

Net change  in cash and equivalents                                                          -                   -
Cash and equivalents at beginning of period                                                  -                   -
                                                                                   -----------         -----------
Cash and equivalents at the end of period                                          $         -         $         -
                                                                                   ===========         ===========

See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1)           BUSINESS DESCRIPTION

              Municipal Securities Purchase, Inc. (the Company) is a wholly-owned subsidiary of GE Funding Services Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders as permitted under the terms of the respective bond indentures. As of March 31, 2006, the Company had approximately $2.5 billion (par amount and interest) of potential obligations under such arrangements. When issued, each of the liquidity facilities had a term not exceeding five years (subject to renewal). In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $2.5 billion as of March 31, 2006, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities.

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

              These unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the 2005 Form 10-K.

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

              During 2005 and the three-months ended March 31, 2006, we did not commit to any new liquidity facilities.

              We earned liquidity fees of approximately $1.1 million and $1.6 million during the three-months ended March 31, 2006 and 2005, respectively. The total liquidity facility in force as of March 31, 2006 and March 31, 2005 was approximately $2.5 billion and $3.2 billion, respectively.

              OPERATING EXPENSES

              We incurred $87,467 and $97,841 of total operating expenses during the three-months ended March 31, 2006 and 2005, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $38,251 and $53,703 for the three-months ended March 31, 2006 and 2005, respectively. The decrease in commitment fees from 2005 to 2006 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocation. General and administrative expenses were $49,216 and $44,138 for the three-months ended March 31, 2006 and 2005, respectively.

              INCOME TAX EXPENSE

              The statutory U.S. Federal tax rate during the three-months ended March 31, 2006 and 2005 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes.

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

              Our other  primary  source of cash is from  liquidity  fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($309,036 at March 31, 2006) is sufficient to fund our general and administrative expenses.

              Net cash provided by operating activities was $3.0 million for the three-months ended March 31, 2006 as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $3.0 million dividend to the Parent, resulting in a $3.0 million financing cash outflow during the three-months ended March 31, 2006. There were no cash flows related to investing activities for the three-months ended March 31, 2006.

ITEM 4.       CONTROLS AND PROCEDURES

              Under the direction of our Chairman of the Board (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                       MUNICIPAL SECURITIES PURCHASE, INC.
                                  (Registrant)


April 26, 2006                           /s/ LeAnn Rogers
---------------                          ---------------------------------------
Date                                              LeAnn Rogers
                                                  Chairman
                                                  (Principal Executive Officer)

April 26, 2006                           /s/ Peter Graham
---------------                          ---------------------------------------
Date                                              Peter Graham
                                                  Vice President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)