Form 10-Q
period 2006-06-30
MUNICIPAL SECURITIES PURCHASE INC
filed 2006-07-24
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------

                         COMMISSION FILE NUMBER 0-19564

                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                13-3633082
---------------------------------------------  -------------------------------
(State or other jurisdiction incorporation or  (I.R.S. Employer Identification
                organization)                                No.)

201 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT                06927
-------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

       (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE) (203) 357-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS

                    COMMON STOCK, PAR VALUE $10.00 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _      Accelerated filer _       Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X.

At July 21, 2006, 10 shares of voting common stock, which constitutes all of the
outstanding  common  equity,   with  a  par  value  of  $10.00  per  share  were
outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MUNICIPAL SECURITIES PURCHASE, INC.

                         Statement of Financial Position

                                                                    JUNE 30,        DECEMBER 31,
                                                                     2006              2005
                                                                  -----------       -----------
                      ASSETS                                      (unaudited)

  Liquidity fees receivable                                       $   609,064       $ 1,149,615
  Due from GE Capital                                               1,491,167         2,854,275
                                                                  -----------       -----------
                  Total assets                                    $ 2,100,231       $ 4,003,890
                                                                  ===========       ===========

                      LIABILITIES AND SHAREOWNER'S EQUITY


  Deferred liquidity fee income                                   $   307,560       $   393,002
  Accounts payable and accrued expenses                                 7,000            13,700
                                                                  -----------       -----------
                  Total liabilities                                   314,560           406,702
                                                                  -----------       -----------

  Common stock, par value $10.00 per share. Authorized,
     issued, and outstanding 10 shares                            $       100       $       100
  Additional paid-in capital                                          822,145           822,145
  Retained earnings                                                   963,426         2,774,943
                                                                  -----------       -----------
                  Total shareowner's equity                         1,785,671         3,597,188
                                                                  -----------       -----------
                  Total liabilities and shareowner's equity       $ 2,100,231       $ 4,003,890
                                                                  ===========       ===========

             The notes to unaudited interim financial statements are
                      an integral part of this statement.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                               Statement of Income

                                   (Unaudited)

                                               --------------------------------     -------------------------------
                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30                             JUNE 30
                                               --------------------------------     -------------------------------
                                                   2006              2005               2006              2005
                                               --------------    --------------     -------------     -------------

Liquidity fee income                           $   1,034,408     $   1,373,641      $  2,101,694      $  2,940,791
                                               --------------    --------------     -------------     -------------
             Total revenues                        1,034,408         1,373,641         2,101,694         2,940,791
                                               --------------    --------------     -------------     -------------

General and administrative expenses                   12,180             6,498            61,396            50,636
GE Capital commitment fees                            35,987            47,600            74,238           101,303
                                               --------------    --------------     -------------     -------------
             Total operating expenses                 48,167            54,098           135,634           151,939
                                               --------------    --------------     -------------     -------------

             Income before provision for
               income taxes                          986,241         1,319,543         1,966,060         2,788,852
                                               --------------    --------------     -------------     -------------

Income tax expense:
      Federal:                                       321,022           426,298           639,953           907,771
      State and local                                 69,036            91,677           137,624           195,220
                                               --------------    --------------     -------------     -------------

               Total income tax expense              390,058           517,975           777,577         1,102,991
                                               --------------    --------------     -------------     -------------

               Net income                      $     596,183     $     801,568      $  1,188,483      $  1,685,861
                                               ==============    ==============     =============     =============

            The notes to unaudited interim financial statements are
                      an integral part of this statement.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                   Statement of Changes in Shareowner's Equity

                     Six-months ended June 30, 2006 and 2005

                                                          ADDITIONAL
                                           COMMON           PAID-IN           RETAINED
                                            STOCK           CAPITAL           EARNINGS            TOTAL

Balance, December 31, 2004               $      100        $822,145         $   5,614,291       $  6,436,536
Dividends paid (unaudited)                                                     (6,000,000)        (6,000,000)
Net income (unaudited)                                                          1,685,861          1,685,861
                                         --------------------------------------------------------------------
Balance, June 30, 2005 (unaudited)       $      100        $822,145         $   1,300,152       $  2,122,397
                                         ====================================================================

Balance, December 31, 2005               $      100        $822,145         $   2,774,943       $  3,597,188
Dividends paid (unaudited)                                                     (3,000,000)        (3,000,000)
Net income (unaudited)                                                          1,188,483          1,188,483
                                         --------------------------------------------------------------------
Balance, June 30, 2006 (unaudited)       $      100        $822,145         $     963,426       $  1,785,671
                                         ====================================================================


            The notes to unaudited interim financial statements are
                      an integral part of this statement.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                             Statement of Cash Flows

                                   (Unaudited)

                                                                       ---------------------------------
                                                                               SIX-MONTHS ENDED
                                                                                   JUNE 30
                                                                       ---------------------------------
                                                                           2006               2005
                                                                       --------------    ---------------

Operating activities:

Net income                                                             $   1,188,483     $    1,685,861
      Adjustments to reconcile net income to net cash
      provided by operating activities:
             Change in due from GE Capital                                 1,363,108          4,230,958
             Change in liquidity fees receivable                             540,551            173,540
             Change in deferred liquidity fee income                         (85,442)          (109,333)
             Change in accounts payable and accrued expenses                  (6,700)            18,974
                                                                       --------------    ---------------
                Cash from operating activities                             3,000,000          6,000,000

Financing activities:

      Dividends paid                                                      (3,000,000)        (6,000,000)
                                                                       --------------    ---------------
                Cash used for financing activities                        (3,000,000)        (6,000,000)

Net change  in cash and cash equivalents                                           -                  -
Cash and cash equivalents at beginning of period                                   -                  -
                                                                       --------------    ---------------
Cash and cash equivalents at the end of period                         $           -     $            -
                                                                       ==============    ===============


            The notes to unaudited interim financial statements are
                      an integral part of this statement.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


(1)           BUSINESS DESCRIPTION

              Municipal Securities Purchase, Inc. (the Company) is a wholly-owned subsidiary of GE Funding Services Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders as permitted under the terms of the respective bond indentures. As of June 30, 2006, the Company had approximately $2.0 billion (par amount and interest) of potential obligations under such arrangements. When issued, each of the liquidity facilities had a term not exceeding five years (subject to renewal). In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $2.0 billion as of June 30, 2006, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities.

              BASIS OF CONSOLIDATION

              The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

              The unaudited interim financial statements of the Company contained in this report reflect all normal recurring adjustments necessary, in the opinion of management, for a fair statement of income, financial position and cash flows. The results reported in these quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our business to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

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

              During 2005 and the six-months ended June 30, 2006, we did not commit to any new liquidity facilities.

              We earned liquidity fees of approximately $2.1 million and $2.9 million during the six-months ended June 30, 2006 and 2005, respectively and $1.0 million and $1.4 million during the three-months ended June 30, 2006 and 2005, respectively. The total liquidity facility in force as of June 30, 2006 and June 30, 2005 was approximately $2.0 billion and $3.1 billion, respectively. The decrease in liquidity fees from 2005 to 2006 corresponds with the respective decrease in liquidity facility in force. This decrease is due to maturity of underlying liquidity facilities.

              OPERATING EXPENSES

              We incurred $135,634 and $151,939 of total operating expenses during the six-months ended June 30, 2006 and 2005, respectively and $48,167 and $54,098 during the three-months ended June 30, 2006 and 2005, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $74,238 and $101,303 for the six-months ended June 30, 2006 and 2005, respectively, and $35,987 and $47,600 for the three-months ended June 30, 2006 and 2005, respectively. The decrease in commitment fees from 2005 to 2006 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocation. General and administrative expenses were $61,396 and $50,636 for the six-months ended June 30, 2006 and 2005, respectively, and $12,180 and $6,498 during the three-months ended June 30, 2006 and 2005, respectively.

              INCOME TAX EXPENSE

              The statutory U.S. Federal tax rate during the three-months ended June 30, 2006 and 2005 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes.

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

              Our other  primary  source of cash is from  liquidity  fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($1,491,167 at June 30, 2006) is sufficient to fund our general and administrative expenses.

              Net cash provided by operating activities was $3.0 million for the six-months ended June 30, 2006 as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $3.0 million dividend to the Parent, resulting in a $3.0 million financing cash outflow during the six-months ended June 30, 2006. There were no cash flows related to investing activities for the six-months ended June 30, 2006.

ITEM 4.       CONTROLS AND PROCEDURES

              Under the direction of our Chairman of the Board (serving as the Principal Executive Officer) and Vice President and Treasurer (serving as the Principal Financial and Accounting Officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

July 24, 2006                      /s/ LeAnn Rogers
-------------                      ----------------
Date                                        LeAnn Rogers
                                            Chairman
                                            (Principal Executive Officer)

July 24, 2006                      /s/ Peter Graham
-------------                      ----------------
Date                                        Peter Graham
                                            Vice President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)