Form 10-Q
period 2006-09-30
MUNICIPAL SECURITIES PURCHASE INC
filed 2006-10-31
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                   -----------

                         COMMISSION FILE NUMBER 0-19564

                                   -----------

                       MUNICIPAL SECURITIES PURCHASE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 13-3633082
--------------------------------------------   ---------------------------------
(State or other jurisdiction incorporation      (I.R.S. Employer Identification
              or organization)                                 No.)

        201 HIGH RIDGE ROAD, STAMFORD,
                 CONNECTICUT                                  06927
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
                                       ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ---                    ---                        ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X .
                                     ---    ---

At October 27, 2006, 10 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $10.00 per share were outstanding.

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

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                       MUNICIPAL SECURITIES PURCHASE, INC.


                          Statement of Financial Position

                                                     September 30,  December 31,
                                                          2006          2005
                                                     -------------  ------------
                                   ASSETS             (unaudited)

Liquidity fees receivable                              $  385,789    $1,149,615
Due from GE Capital                                     2,212,609     2,854,275
                                                       ----------    ----------
             Total assets                              $2,598,398    $4,003,890
                                                       ----------    ----------

               LIABILITIES AND SHAREOWNER'S EQUITY

Deferred liquidity fee income                          $  262,982    $  393,002
Accounts payable and accrued expenses                      76,973        13,700
                                                       ----------    ----------
             Total liabilities                            339,955       406,702
                                                       ----------    ----------

Common stock, par value $10.00 per share.
    Authorized, issued, and outstanding 10 shares             100           100
Additional paid-in capital                                822,145       822,145
Retained earnings                                       1,436,198     2,774,943
                                                       ----------    ----------
             Total shareowner's equity                  2,258,443     3,597,188
                                                       ----------    ----------
             Total liabilities and shareowner's equity $2,598,398    $4,003,890
                                                       ==========    ==========


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                               Statement of Income

                                   (Unaudited)


                                              --------------------------      --------------------------
                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
                                              --------------------------      --------------------------
                                                 2006            2005            2006            2005
                                              ----------      ----------      ----------      ----------
Liquidity fee income                          $  822,759      $1,336,962      $2,924,453      $4,277,753
                                              ----------      ----------      ----------      ----------
             Total revenues                      822,759       1,336,962       2,924,453       4,277,753
                                              ----------      ----------      ----------      ----------

General and administrative expenses               12,412          20,635          73,808          71,271
GE Capital commitment fees                        28,260          45,884         102,498         147,187
                                              ----------      ----------      ----------      ----------
             Total operating expenses             40,672          66,519         176,306         218,458
                                              ----------      ----------      ----------      ----------

             Income before provision for
               income taxes                      782,087       1,270,443       2,748,147       4,059,295
                                              ----------      ----------      ----------      ----------

Income tax expense:
    Federal:                                     254,569         413,529         894,522       1,321,300
    State and local                               54,746          88,931         192,370         284,151
                                              ----------      ----------      ----------      ----------

             Total income tax expense            309,315         502,460       1,086,892       1,605,451
                                              ----------      ----------      ----------      ----------

             Net income                       $  472,772      $  767,983      $1,661,255      $2,453,844
                                              ==========      ==========      ==========      ==========


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                   Statement of Changes in Shareowner's Equity

                  Nine-months ended September 30, 2006 and 2005


                                                               ADDITIONAL
                                                COMMON           PAID-IN          RETAINED
                                                STOCK            CAPITAL          EARNINGS           TOTAL
Balance, December 31, 2004                   $       100       $   822,145       $ 5,614,291      $ 6,436,536
Dividends paid  (unaudited)                                                       (6,000,000)      (6,000,000)
Net income (unaudited)                                                             2,453,844        2,453,844
                                             ----------------------------------------------------------------
Balance, September 30, 2005 (unaudited)      $       100       $   822,145       $ 2,068,135      $ 2,890,380
                                             ================================================================

Balance, December 31, 2005                   $       100       $   822,145       $ 2,774,943      $ 3,597,188
Dividends paid (unaudited)                                                        (3,000,000)      (3,000,000)
Net income (unaudited)                                                             1,661,255        1,661,255
                                             ----------------------------------------------------------------
Balance, September 30, 2006 (unaudited)      $       100       $   822,145       $ 1,436,198      $ 2,258,443
                                             ================================================================


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.


                             Statement of Cash Flows

                                   (Unaudited)


                                                          --------------------------
                                                               NINE-MONTHS ENDED
                                                                 SEPTEMBER 30
                                                          --------------------------
                                                             2006           2005
                                                          -----------    -----------
Operating activities:
Net income                                                $ 1,661,255    $ 2,453,844
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Change in due from GE Capital                         641,666      4,045,343
        Change in liquidity fees receivable                   763,826       (316,458)
        Change in deferred liquidity fee income              (130,020)      (169,511)
        Change in accounts payable and accrued expenses        63,273        (13,218)
                                                          -----------    -----------
           Cash from operating activities                   3,000,000      6,000,000

Financing activities:
    Dividends paid                                         (3,000,000)    (6,000,000)
                                                          -----------    -----------
           Cash used for financing activities              (3,000,000)    (6,000,000)

Net change  in cash and cash equivalents                           --             --
Cash and cash equivalents at beginning of period                   --             --
                                                          -----------    -----------
Cash and cash equivalents at the end of period            $        --    $        --
                                                          ===========    ===========


See accompanying notes to unaudited interim financial statements.

                       MUNICIPAL SECURITIES PURCHASE, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

(1)      BUSINESS DESCRIPTION

         Municipal Securities Purchase, Inc. (the Company) is a wholly-owned subsidiary of GE Funding Services Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders as permitted under the terms of the respective bond indentures. As of September 30, 2006, the Company had approximately $1.6 billion (par amount and interest) of potential obligations under such arrangements. When issued, each of the liquidity facilities had a term not exceeding five years (subject to renewal). In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $1.6 billion as of September 30, 2006, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities.

         BASIS OF PRESENTATION

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

         During 2005 and the nine-months ended September 30, 2006, we did not commit to any new liquidity facilities.

         We earned liquidity fees of approximately $2.9 million and $4.3 million during the nine-months ended September 30, 2006 and 2005, respectively and $0.8 million and $1.3 million during the three-months ended September 30, 2006 and 2005, respectively. The total liquidity facility in force as of September 30, 2006 and September 30, 2005 was approximately $1.6 billion and $2.9 billion, respectively. The decrease in liquidity fees from 2005 to 2006 corresponds with the respective decrease in the liquidity facilities in force. This decrease is due to the maturity of the underlying liquidity facilities.

         OPERATING EXPENSES

         We incurred $176,306 and $218,458 of total operating expenses during the nine-months ended September 30, 2006 and 2005, respectively, and $40,672 and $66,519 during the three-months ended September 30, 2006 and 2005, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $102,498 and $147,187 for the nine-months ended September 30, 2006 and 2005, respectively, and $28,260 and $45,884 for the three-months ended September 30, 2006 and 2005, respectively. The decrease in commitment fees from 2005 to 2006 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocations. General and administrative expenses were $73,808 and $71,271 for the nine-months ended September 30, 2006 and 2005, respectively, and $12,412 and $20,635 during the three-months ended September 30, 2006 and 2005, respectively.

         INCOME TAX EXPENSE

         The statutory U.S. Federal tax rate during the three-months ended September 30, 2006 and 2005 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes for the three and nine-months ended September 30, 2006.

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

         Our other primary source of cash is from liquidity fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($2,212,609 at September 30,
         2006) is sufficient to fund our general and administrative expenses.

         Net cash provided by operating activities was $3.0 million for the nine-months ended September 30, 2006, as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $3.0 million dividend to the Parent, resulting in a $3.0 million financing cash outflow during the nine-months ended September 30, 2006. There were no cash flows related to investing activities for the nine-months ended September 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the direction of our Chairman (serving as the Principal Executive Officer) and Vice President and Treasurer (serving as the Principal Financial and Accounting Officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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


October 30, 2006                                   /s/ LeAnn Rogers
----------------                                   ----------------
Date                                               LeAnn Rogers
                                                   Chairman
                                                   (Principal Executive Officer)

October 30, 2006                                   /s/ Peter Graham
----------------                                   ----------------
Date                                               Peter Graham
                                                   Vice President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)