Form 10-K
period 2006-12-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2007-02-27
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 0-19564

Municipal Securities Purchase, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)		13-3633082 (I.R.S. Employer Identification No.)

201 High Ridge Road, Stamford, Connecticut (Address of principal executive offices)	06927 (Zip Code)	(203) 357-4000 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of each class
Common Stock, par value $10.00 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑.
Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: None
At February 27, 2007, 10 shares of common stock with a par value of $10.00 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10–K AND
IS THEREFORE FILING THIS FORM 10–K WITH THE REDUCED DISCLOSURE FORMAT

MUNICIPAL SECURITIES PURCHASE, INC.
Unless the context otherwise requires, the “Company,” “Municipal-SPI,” “We,” “Us,” or “Our” shall mean Municipal Securities Purchase, Inc.
Forward-Looking Statements
This document contains “forward-looking statements"- that is, statements related to future, not past events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters            that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I
Item 1. Business.
FGIC Securities Purchase, Inc. (FGIC-SPI) was incorporated in 1990 in the State of Delaware. In the fourth quarter of 2003, FGIC-SPI changed its name to Municipal Securities Purchase, Inc. (Municipal-SPI or the Company). As of December 31, 2006, all outstanding capital stock of Municipal-SPI was owned by GE Funding Services, Inc. (the Parent), a Delaware corporation and a wholly-owned subsidiary of GEI, Inc. which, in turn, is wholly owned by General Electric Capital Corporation (GE Capital), a Delaware corporation, the ultimate parent of which is General Electric Company.
Our business consists of providing liquidity for certain floating rate municipal securities through a “liquidity facility”. These floating rate municipal securities may be tendered by holders thereof for purchase at par periodically and are typically remarketed by registered broker-dealers upon such tender for purchase. In the event that such securities cannot be remarketed, we, pursuant to a standby bond purchase agreement with the issuer of the securities, will be obligated to purchase these securities, at par. In order to obtain funds to purchase the securities, we have entered into standby loan agreements, with GE Capital, under which GE Capital will irrevocably be obligated to lend funds as needed for us to purchase the securities. While we hold any such bonds, interest payments received from the municipalities will be at a floating rate specified in the applicable document that is in excess of the stated rate on the bonds. Purchased bonds may be held by us until they are remarketed, sold or until maturity. Since inception, we have not been required to perform under such arrangements.
Since 2002, we have not been providing any new liquidity facilities. Each of the liquidity facilities have had a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding.
Item 1A. Risk Factors.
The following risk factors have been extracted from the Annual Report on Form 10-K of GE Capital (S.E.C. File No. 001-06461) for the year ended December 31, 2006 because of the nature of our business. As discussed in Item 1, in the event securities for which we provide liquidity, cannot be remarketed, we are obligated to purchase the securities. We obtain the funds for such purchase from GE Capital pursuant to standby loan agreements under which GE Capital has an irrevocable obligation to lend funds needed for us to purchase the securities. As such, the risks related to our ability to fund our purchase of securities are directly related to the risks attendant to GE Capital.
The following discussion of risk factors contains “forward-looking statements,” as discussed in
Item 1. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K of GE Capital or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and the consolidated financial statements and related notes included in this report.
Our businesses routinely encounter and address risks, some of which will cause our future results to be different — sometimes materially different — than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions included in the Business section of this Form 10-K of GE Capital. Below, we have described certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.
Our global growth is subject to a number of economic and political risks
We conduct our operations in virtually every part of the world. Global economic developments affect businesses such as ours in many ways. Operations are subject to the effects of global competition. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

Our credit ratings are important to our cost of capital
The major debt agencies routinely evaluate our debt and have given their highest debt ratings to us. One of our strategic objectives is to maintain these “Triple A” ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders. Failure to maintain our Triple A debt rating could adversely affect our cost of funds and related margins.
The success of our business depends on achieving our objectives for strategic acquisitions and dispositions
With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms, which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Municipal-SPI conducts its business at 201 High Ridge Road, Stamford, CT.
Item 3. Legal Proceedings.
Municipal-SPI is not involved in any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not required by this form.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.
Municipal-SPI’s common stock, its sole class of common equity, is owned by GE Funding Services, Inc; and, therefore, there is no trading market in such stock.
Item 6. Selected Financial Data.
Not required by this form.
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Revenues
We provide liquidity facilities for certain floating rate municipal securities whereby we will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof. We earn liquidity fees from the issuers of these securities, municipal governments in the United States, for providing the liquidity facilities.
During 2006 and 2005, we did not commit to any new liquidity facilities.
We earned liquidity fees of $3.6 million, $5.5 million and $6.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in liquidity fees from 2005 to 2006 was primarily due to the maturity of 11 contracts during 2005 and the maturity of 11 contracts during 2006. The total outstanding par amount of the liquidity facilities decreased by approximately $9 million during 2006 due to paydowns on the outstanding principal of the liquidity facility for 3 contracts in addition to the maturities noted above. The total liquidity facility in force as of December 31, 2006 and 2005 was $1.1 billion and $2.5 billion, respectively.
Operating Expenses
We incurred $205 thousand, $276 thousand and $393 thousand of total operating expenses during the years ended December 31, 2006, 2005 and 2004, respectively. Included in total operating expenses were commitment fees to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $124 thousand, $190 thousand and $228 thousand for the years ended December 31, 2006, 2005 and 2004. The decrease in commitment fees from 2005 to 2006 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also included general and administrative expenses, which are principally comprised of intercompany overhead and expense allocation. General and administrative expenses were $81 thousand, $86 thousand and $165 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in general and administrative expenses from 2005 to 2006 reflects the decline in the Company’s activities, as the total outstanding par amount of the liquidity facilities has decreased.
Income Tax Expense
The statutory U.S. Federal tax rate during the years ended December 31, 2006, 2005 and 2004 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes.

Capital Resources and Liquidity
Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. The largest use of potential liquidity would be if we were required to purchase securities under the liquidity facilities issued. Since inception, we have not been required to purchase any securities. If we were required to purchase such securities, we would draw on the standby loan agreements with GE Capital. Since the standby loan agreements with GE Capital are irrevocable during the period the liquidity agreements are outstanding, we believe we have sufficient liquidity in the event that we are required to fund any draw downs under the liquidity facilities issued. See note 5 to the financial statements for a description of our off-balance sheet risk relating to the maturity distribution of the underlying par value supported by the liquidity facilities.
Our other primary source of cash is from liquidity fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital ($2.2 million at December 31, 2006) is sufficient to fund our general and administration expenses.
Net cash provided by operating activities was $3 million for the year ended December 31, 2006, as we collected a portion of the intercompany receivable from GE Capital. We used the cash to pay a $3 million dividend to the Parent, resulting in a $3 million financing cash outflow during the year ended December 31, 2006. There were no cash flows related to investing activities for the year ended December 31, 2006.
Critical Accounting Estimates
Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see note 2 to the financial statements, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.
Revenue Recognition
We estimate that the risk of being required to purchase securities under the standby agreements is distributed evenly over the life of the liquidity facilities; therefore, revenue recognition policies have been adopted to recognize revenue evenly over the life of the liquidity facilities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required by this form.
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowner
Municipal Securities Purchase, Inc.
We have audited the accompanying statements of financial position of Municipal Securities Purchase, Inc. as of December 31, 2006 and 2005, and the related statements of income, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also inculdes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Municipal Securities Purchase, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Stamford, Connecticut
February 27, 2007

MUNICIPAL SECURITIES PURCHASE, INC.
Statements of Financial Position

	December 31,	December 31,
	2006	2005
Assets

Liquidity fees receivable	$508,315	$1,149,615
Due from GE Capital	2,244,661	2,854,275

Total assets	$2,752,976	$4,003,890

Liabilities and Shareowner’s Equity

Deferred liquidity fee income	$125,022	$393,002
Accounts payable and accrued expenses	9,027	13,700

Total liabilities	134,049	406,702

Common stock, par value $10.00 per share. Authorized, issued, and outstanding 10 shares	100	100
Additional paid-in capital	822,145	822,145
Retained earnings	1,796,682	2,774,943

Total shareowner’s equity	2,618,927	3,597,188

Total liabilities and shareowner’s equity	$2,752,976	$4,003,890

See accompanying notes to financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Statements of Income
Years ended December 31

	2006	2005	2004
Liquidity fee income	$3,549,697	$5,504,770	$6,368,144

Total revenues	3,549,697	5,504,770	6,368,144

General and administrative expenses	80,961	85,793	164,672
GE Capital commitment fees	124,255	190,437	228,380

Total operating expenses	205,216	276,230	393,052

Income before provision for income taxes	3,344,481	5,228,540	5,975,092

Income tax expense:
Federal:
Current	1,088,628	1,701,890	1,944,892
State and local	234,114	365,998	418,256

Total income tax expense	1,322,742	2,067,888	2,363,148

Net income	$2,021,739	$3,160,652	$3,611,944

See accompanying notes to financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Statements of Changes in Shareowner’s Equity
Years ended December 31, 2006, 2005 and 2004

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance, December 31, 2003	$100	$822,145	$37,002,347	$37,824,592
Net income			3,611,944	3,611,944
Dividends paid			(35,000,000)	(35,000,000)

Balance, December 31, 2004	100	822,145	5,614,291	6,436,536
Net income			3,160,652	3,160,652
Dividends paid			(6,000,000)	(6,000,000)

Balance, December 31, 2005	100	822,145	2,774,943	3,597,188
Net income			2,021,739	2,021,739
Dividends paid			(3,000,000)	(3,000,000)

Balance, December 31, 2006	$100	$822,145	$1,796,682	$2,618,927

See accompanying notes to financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	Years ended
	December 31
	2006	2005	2004
Operating activities:
Net income	$2,021,739	$3,160,652	$3,611,944
Adjustments to reconcile net income to net cash provided by operating activities:
Change in taxes payable	—	—	(2,262,071)
Change in due from GE Capital	609,614	3,216,351	33,213,809
Change in liquidity fees receivable	641,300	(68,482)	491,836
Change in deferred liquidity fee income	(267,980)	(293,221)	(15,370)
Change in accounts payable and accrued expenses	(4,673)	(15,300)	(40,148)

Cash from operating activities	3,000,000	6,000,000	35,000,000

Financing activities:
Dividends paid	(3,000,000)	(6,000,000)	(35,000,000)
Cash used for financing activities	(3,000,000)	(6,000,000)	(35,000,000)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at the end of period	$—	$—	$—

See accompanying notes to financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Notes to Financial Statements
December 31, 2006, 2005 and 2004
(1)	Business Description

Municipal Securities Purchase, Inc. (Municipal-SPI or the Company) is a wholly-owned subsidiary of GE Funding Services, Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital) the ultimate parent of which is the General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. Municipal-SPI provides liquidity for certain floating rate municipal securities whereby Municipal-SPI will, under certain circumstances, purchase such securities in the event they are tendered by the holders thereof as permitted under the terms of the respective bond indentures. As of December 31, 2006, Municipal-SPI had approximately $1.1 billion (par and interest) of potential obligations under such arrangements. Since 2003, Municipal-SPI has not been providing any new liquidity facilities. Each of the liquidity facilities have had a term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding. In order to obtain funds to purchase the securities, in the event such purchases are necessary, Municipal-SPI has entered into standby loan agreements with GE Capital totaling $1.1 billion as of December 31, 2006, under which GE Capital is irrevocably obligated to lend funds as needed for Municipal-SPI to purchase the securities.

We have reclassified certain prior-year amounts to conform to the current year’s presentation.
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
Expenses
General and administrative expenses consist of direct expenses incurred by GE Capital that are allocated on a specific identification basis and employee related expenses that are allocated based on the percentage of time such employees devote to our activities. For the years ended December 31, 2006, 2005, and 2004 general and administrative expenses of $81 thousand, $86 thousand, and $165 thousand, respectively, were allocated to Municipal-SPI. We believe that such allocation method is reasonable, and that such expenses, as reported in the statements of income, would not differ materially from the amount of expenses on a stand-alone basis.
Commitment Fees
Commitment fees are accrued as a percentage of the par value of the outstanding liquidity facilities.
Reserve for Losses
We establish a reserve for losses based upon our estimate of the ultimate aggregate losses relative to our obligations under the liquidity facility arrangements written.

At December 31, 2006, we do not anticipate any losses relative to such arrangements.
(3)	Income Taxes

Under an intercompany tax-sharing agreement, we are included in the consolidated U.S. federal income tax return, which GE files. The provision for current tax expense includes our effect on the consolidated return. We provide for taxes as if we filed a separate tax return.

Our effective U.S. Federal tax rate differs from the corporate tax rate on ordinary income of 35% in 2006, 2005, and 2004. The differences between the statutory Federal tax rate and expense computed by applying the statutory tax rate to earnings before income taxes are as follows:

	Years ended December 31
	2006	2005	2004
Statutory tax provision	$1,170,568	$1,829,989	$2,091,282
Benefit of deduction for state and local income taxes	(81,940)	(128,099)	(146,390)

Federal income taxes	1,088,628	1,701,890	1,944,892

State and local income taxes	234,114	365,998	418,256

Income tax expense	$1,322,742	$2,067,888	$2,363,148

(4)	Related Party Transactions

We are not providing any new liquidity facilities. As part of the standby loan agreements with GE Capital (see note 6 to the financial statements), we have paid commitment fees for the years ended December 31, 2006, 2005 and 2004 of $124 thousand, $190 thousand and $228 thousand, respectively.

At December 31, 2006 and 2005, the amounts classified as receivable from GE Capital relate to intercompany balances held by GE Capital. We have access to these funds on an as needed basis. All amounts receivable from GE Capital are non-interest bearing.

See note 2 to the financial statements for description of expenses allocated by GE Capital.

(5)	Off-Balance-Sheet Risk

We provide liquidity for certain floating rate municipal securities whereby in the event that such securities cannot be remarketed, we, pursuant to a standby purchase agreement with the issuer of the securities, will be obligated to purchase these securities, at par.

The geographical distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2006, was as follows (dollars in millions):

New York	$690
Michigan	142
California	73
Pennsylvania	57
Florida	49
New Hampshire	33
North Carolina	24

Total	$1,068

The $690 million of par value related to State of New York relates to Municipal Water Finance Authority in New York City. The next largest single exposure is to the City of Detroit with $142 million in outstanding par.
The maturity distribution of the underlying par value supported by the liquidity facilities outstanding at December 31, 2006, is as follows (dollars in millions):

Less than one year	$1,011
One to two years	57

Total	$1,068

Each of the liquidity facilities had an original term of approximately five years (subject to renewal) or less if the bonds are no longer outstanding.

We are exposed to credit risk that the issuer defaults on the underlying municipal security at a time that we are holding securities purchased pursuant to a liquidity facility and the financial guarantor fails to perform on its insurance contract. It is our policy to evaluate the likelihood of any credit loss at each reporting period and to establish reserves for credit losses when deemed appropriate. At December 31, 2006 and 2005 no such reserves were required.

We are exposed to market risk in the event that we are required to purchase municipal securities at their par amount at a time when such par value is in excess of the securities’ fair value. It is our policy to evaluate the likelihood of us being called upon to purchase securities under our liquidity arrangements at amounts greater than the fair value of the securities at each reporting period and to establish valuation reserves when deemed appropriate. No such valuation reserves were required at December 31, 2006 and 2005.

(6)	Standby Loan Agreements

We secured the right to obtain funds for the purchase of tendered bonds by entering into standby loan agreements with GE Capital who will lend funds to us in amounts not exceeding the purchase price of the tendered bonds. The total standby loan agreements amount at December 31, 2006, equals the total outstanding facility amount of $1.1 billion.

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

As of December 31, 2006, the estimated fair value of the liquidity facilities was approximately $1 million. The estimated fair value of the standby loan agreements with GE Capital was approximately $0.02 million. The fair value was calculated based upon current expected cash inflows and outflows, assuming current outstanding facilities at current fee rates, discounted at the risk free rate of 4.7%. We believe the fair value approximates cost for all other assets and liabilities. There is no assurance that such estimates could actually have been realized at December 31, 2006.

(8)	Quarterly Data (Unaudited)

Selected quarterly financial data was as follows:

	2006
	4th	3rd	2nd	1st	Total
Total revenues	$625,244	$822,759	$1,034,408	$1,067,286	$3,549,697
Total expenses	28,910	40,672	48,167	87,467	205,216

Income before provision for income taxes	596,334	782,087	986,241	979,819	3,344,481
Income tax expense	235,850	309,315	390,058	387,519	1,322,742

Net income	$360,484	$472,772	$596,183	$592,300	$2,021,739

	2005
	4th	3rd	2nd	1st	Total
Total revenues	$1,227,017	$1,336,962	$1,373,641	$1,567,150	$5,504,770
Total expenses	57,772	66,519	54,098	97,841	276,230

Income before provision for income taxes	1,169,245	1,270,443	1,319,543	1,469,309	5,228,540
Income tax expense	462,437	502,460	517,975	585,016	2,067,888

Net income	$706,808	$767,983	$801,568	$884,293	$3,160,652

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Under the direction of our Chairman of the Board (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2006 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Item 9B. Other Information.
Not Applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Not required by this form.
Item 11. Executive Compensation.
Not required by this form.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not required by this form.
Item 13. Certain Relationships and Related Transactions.
Not required by this form.
Item 14. Principal Accounting Fees and Services.
The aggregate fees billed for professional services by KPMG LLP in 2006 and 2005 were:
(In thousands)

Type of Fees	2006	2005

Audit Fees	$59	$51

Total	$59	$51

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid KPMG for professional services for the audit of our annual financial statements included in Form 10-K and review of financial statements included in Form 10-Q’s.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial Statements

Included in Part II of this report:
    Report of Independent Registered Public Accounting Firm
    Statements of Financial Position as of December 31, 2006 and 2005
    Statements of Income for the years ended December 31, 2006, 2005 and 2004
    Statements of Changes in Shareowner’s Equity for the years ended December 31, 2006, 2005 and 2004
    Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
    Notes to Financial Statements
All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b)	Exhibit Index

1.1		–	Certificate of Incorporation of Municipal-SPI (Incorporated by reference to
Exhibit 1.1 of Municipal-SPI’s December 31, 1991 Form 10-K)
1.2		–	Certificate of Amendment of Certificate of Incorporation of Municipal-SPI
(Incorporated by reference to Exhibit 1.4 of Municipal-SPI’s Current Report on Form 8-K filed on November 14, 2003).
1.3		–	By-Laws of Municipal-SPI (Incorporated by reference to Exhibit 1.2 of Municipal-SPI’s December 31, 1991 Form 10-K)
23	(ii)	–	Consent of Independent Registered Public Accounting Firm. Filed electronically herewith
31	(a)	–	Certifications of Principle Executive Officer Pursuant to Rule 13a-14(a) under the
Exchange Act. Filed electronically herewith
31	(b)	–	Certifications of Principle Financial and Accounting Officer Pursuant to Rule
13a-14(a) under the Exchange Act. Filed electronically herewith
32		–	Certifications Pursuant to 18 U.S.C. Section 1350. Filed electronically herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Municipal Securities Purchase, Inc.
(Registrant)

February 27, 2007	/s/ LeAnn Rogers
Date	LeAnn Rogers
Chairman
(Principal Executive Officer)

February 27, 2007	/s/ Peter Graham
Date	Peter Graham
Vice President and Treasurer
(Principal Financial and
Accounting Officer)