Form 10-Q
period 2007-03-31
MUNICIPAL SECURITIES PURCHASE INC
filed 2007-04-27
CIK 880407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐.
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
At April 26, 2007, 10 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $10.00 per share were outstanding.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

MUNICIPAL SECURITIES PURCHASE, INC.
Unless the context otherwise requires, the “Company,” “Municipal-SPI,” “We,” “Us,” or “Our” shall mean Municipal Securities Purchase, Inc.
Forward-Looking Statements
This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MUNICIPAL SECURITIES PURCHASE, INC.
Statement of Financial Position

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Liquidity fees receivable	$106,111	$508,315
Due from GE Capital	2,890,577	2,244,661

Total assets	$2,996,688	$2,752,976

Liabilities and Shareowner’s Equity

Deferred liquidity fee income	$82,125	$125,022
Accounts payable and accrued expenses	64,531	9,027

Total liabilities	146,656	134,049

Common stock, par value $10.00 per share. Authorized, issued, and outstanding 10 shares	100	100
Additional paid-in capital	822,145	822,145
Retained earnings	2,027,787	1,796,682

Total shareowner’s equity	2,850,032	2,618,927

Total liabilities and shareowner’s equity	$2,996,688	$2,752,976

See accompanying notes to unaudited interim financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Statement of Income
(Unaudited)

	Three months ended
	March 31
	2007	2006
Liquidity fee income	$444,710	$1,067,286

Total revenues	444,710	1,067,286

General and administrative expenses	46,553	49,216
GE Capital commitment fees	15,849	38,251

Total operating expenses	62,402	87,467

Income before provision for income taxes	382,308	979,819

Income tax expense:
Federal:	124,441	318,931
State and local	26,762	68,588

Total income tax expense	151,203	387,519

Net income	$231,105	$592,300

See accompanying notes to unaudited interim financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Statement of Changes in Shareowner’s Equity
Three months ended March 31, 2007 and 2006
(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance, December 31, 2005	$100	$822,145	$2,774,943	$3,597,188
Dividends paid			(3,000,000)	(3,000,000)
Net income			592,300	592,300

Balance, March 31, 2006	$100	$822,145	$367,243	$1,189,488

Balance, December 31, 2006	$100	$822,145	$1,796,682	$2,618,927
Net income			231,105	231,105

Balance, March 31, 2007	$100	$822,145	$2,027,787	$2,850,032

See accompanying notes to unaudited interim financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Statement of Cash Flows
(Unaudited)

	Three months ended
	March 31
	2007	2006
Operating activities:
Net income	$231,105	$592,300
Adjustments to reconcile net income to net cash provided by operating activities:
Change in due from GE Capital	(645,916)	2,545,239
Change in liquidity fees receivable	402,204	(182,638)
Change in deferred liquidity fee income	(42,897)	6,936
Change in accounts payable and accrued expenses	55,504	38,163

Cash from operating activities	—	3,000,000

Financing activities:
Dividends paid	—	(3,000,000)

Cash used for financing activities	—	(3,000,000)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at the end of period	$—	$—

See accompanying notes to unaudited interim financial statements.

MUNICIPAL SECURITIES PURCHASE, INC.
Notes to Unaudited Interim Financial Statements
(1)	Business Description

Municipal Securities Purchase, Inc. (the Company) is a wholly-owned subsidiary of GE Funding Services Inc. (the Parent), which is a wholly-owned subsidiary of GEI, Inc., and in turn, wholly owned by General Electric Capital Corporation (GE Capital), the ultimate parent of which is General Electric Company (GE). In the fourth quarter of 2003, FGIC Securities Purchase, Inc. (FGIC-SPI) changed its name to Municipal Securities Purchase, Inc. The Company provides liquidity for certain floating rate municipal securities whereby the Company will, under certain circumstances, purchase such securities in the event they are tendered by the holders as permitted under the terms of the respective bond indentures. As of March 31, 2007, the Company had approximately $285 million (par amount and interest) of potential obligations under such arrangements. When issued, each of the liquidity facilities had a term not exceeding five years (subject to renewal). In order to obtain funds to purchase the securities, in the event such purchases are necessary, the Company has entered into standby loan agreements with GE Capital totaling $285 million as of March 31, 2007, under which GE Capital is irrevocably obligated to lend funds as needed for the Company to purchase the securities.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for the year ended December 31, 2006.

(2)	Income Taxes

We are included in GE’s consolidated U.S. federal income tax return under an intercompany tax-sharing agreement. The provision for current tax expense includes our effect on the consolidated return. We provide for taxes as if we filed a separate return.

Item 2.      Management’s Discussion and Analysis of Results of Operations and Financial Condition
Results of Operations
Revenues
We provide liquidity facilities for certain floating rate municipal securities whereby we will, under certain circumstances, purchase such securities in the event they are tendered by the holders. We earn liquidity fees from the issuers of these securities, municipal governments in the U.S., for providing the liquidity facilities.
During 2006 and the three months ended March 31, 2007, we did not commit to any new liquidity facilities.
We earned liquidity fees of approximately $0.4 and $1.1 million during the three months ended March 31, 2007 and 2006, respectively. The total liquidity facility in force as of March 31, 2007 and March 31, 2006 was approximately $285 Million and $2.5 billion, respectively.
Operating Expenses
We incurred $62,402 and $87,467 of total operating expenses during the three months ended March 31, 2007 and 2006, respectively. Included in total operating expenses were commitment fees owed to GE Capital under the standby loan agreements, which are based on the outstanding par in force on each of the liquidity facilities at a rate of 0.625 basis points. Commitment fees were $15,849 and $38,251 for the three months ended March 31, 2007 and 2006, respectively. The decrease in commitment fees from 2006 to 2007 corresponds with the respective decrease in liquidity fees earned, which is also based upon the par in force on each of the liquidity facilities outstanding. Total operating expenses also includes general and administrative expenses, which are principally comprised of intercompany overhead expense allocation. General and administrative expenses were $46,553 and $49,216 for the three months ended March 31, 2007 and 2006, respectively.
Income Tax Expense
The statutory U.S. Federal tax rate during the three months ended March 31, 2007 and 2006 was 35%. Our effective tax rate was 39.55% including the net effect of state taxes.
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
Our other primary source of cash is from liquidity fee income, which we lend to GE Capital. We believe that such income and access to the intercompany receivable from GE Capital (approximately $2.9 million at March 31, 2007) is sufficient to fund our general and administrative expenses.

There were no cash flows related to investing or financing activities for the three months ended March 31, 2007.
Item 4.      Controls and Procedures
Under the direction of our Chairman of the Board (serving as the principal executive officer) and Vice President and Treasurer (serving as the chief financial officer), we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
Exhibit 31(a) — Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b) — Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32 — Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Municipal Securities Purchase, Inc.
(Registrant)

April 27, 2007	/s/ LeAnn Rogers
Date	LeAnn Rogers
Chairman
(Principal Executive Officer)

April 27, 2007	/s/ Peter Graham
Date	Peter Graham
Vice President and Treasurer
(Principal Financial and Accounting Officer)